Form 10-Q
period 1996-03-31
WELCOME HOME INC
filed 1996-05-15
CIK 922817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

   (X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

   (   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number  0-24912

                       WELCOME HOME, INC.
     (Exact name of registrant as specified in its charter)

          DELAWARE                         56-1379322
     (State or other jurisdiction         (I.R.S. employer
    of incorporation or organization)    identification no.)

     309-D RALEIGH STREET, WILMINGTON, NORTH CAROLINA 28412
            (Address of principal executive offices)
                           (Zip code)

                         (910) 791-4312
      (Registrant's telephone number, including area code)

                              NONE
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes__X__ No_____

Number of shares of common stock of registrant outstanding at May 15, 1996:
7,453,615

                             INDEX

                                                      Page No.
PART  I.  FINANCIAL  INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 1996
   and December 31, 1995. . . . . . . . . . . . . . . . . .   3

Consolidated Statements of Operations for the Three Month
   Periods Ended March 31, 1996 and 1995. . . . . . . . . .   4

Consolidated Statements of Cash Flows for the Three Month Periods
   Ended March 31, 1996 and 1995 . . . . . . . . . . . . . .  5

Notes to Consolidated Financial Statements. . . . . . . . .   7


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations . . . . . .   9

PART  II.  OTHER  INFORMATION . . . . . . . . . . . . . . .  14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . .  15

                       WELCOME HOME, INC.

                 Consolidated Balance Sheets at
              March 31, 1996 and December 31, 1995
                    (in thousands of dollars)

                           (Unaudited)
                                                   March 31,   December 31,
                                                      1996         1995
      ASSETS
Current assets:
  Cash and cash equivalents                            $   122    $     7
  Inventories                                           18,819     16,798
  Prepaid assets                                           653        810
  Deferred income taxes                                    470        470
  Other current assets                                      50          8
                                                       _______     ______
       Total Current Assets                             20,114     18,093
Property & equipment, net                                8,528      8,826
Deferred income taxes                                    2,971      1,715
Other assets                                               704        542
Total Assets                                           $32,317    $29,176

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Note payable - line of credit                        $12,713  $   5,213
 Accounts payable                                      11,138     11,703
 Accrued expenses                                       1,287      2,817
 Current portion of capital lease obligation              527        514

       Total Current Liabilities                       25,665     20,247
Capital lease obligation                                1,037      1,174
Note payable to Jordan Industries                       4,128      4,128
Shareholders' equity:
   Common stock, $.01 par value; 13,000,000 shares
     authorized; 8,500,000 shares issued                   85         85
   Preferred stock, $.01 par value; 1,000,000
     shares authorized; none outstanding                 ---         ---
   Additional paid-in capital                       8,832          8,832
   Cumulative translation adjustment                     (37)        (37)
   Retained earnings (deficit)                        (2,508)       (368)
       Subtotal                                         6,372      8,512
          Less treasury stock, at cost
          (1,046,385 shares)                            4,885      4,885

      Total Shareholders' Equity                        1,487      3,627
Total Liabilities and Shareholders' Equity            $32,317    $29,176

         See Notes to Consolidated Financial Statements

                     WELCOME HOME, INC.

             Consolidated Statements of Operations
    for the Three Month Periods Ended March 31, 1996 and 1995
       (in thousands of dollars except per share amounts)

                          (Unaudited)

                                                1996      1995


Net sales                                   $12,482     $12,137
Cost of sales                                 6,558       6,742

Gross margin                                  5,924       5,395

Selling, general and administrative expenses
  (excluding depreciation)                    8,514       7,376
Depreciation                                    471         449

Operating income (loss                       (3,061)     (2,430)

Interest expense:
   Jordan Industries                             89         231
   Other                                        277          32
Other expense (income)                          (31)          -

Pretax income (loss)                         (3,396)     (2,693)

Provision (benefit) for income taxes         (1,256)     (1,122)

Net income (loss)                           ($2,140)    ($1,571)

Net income (loss) per share                  ($0.29)      ($.19)

Weighted average shares outstanding
      (in thousands)                          7,454      8,080


         See Notes to Consolidated Financial Statements

                       WELCOME HOME, INC.

             Consolidated Statements of Cash Flows
    for the Three Month Periods Ended March 31, 1996 and 1995
                   (in thousands of dollars)

                          (Unaudited)
                                                           1996      1995

Cash flows from operating activities:
Net income (loss)                                        $(2,140)   $(1,571)
Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
  Depreciation and amortization                              491        449
  Deferred income taxes                                   (1,256)    (1,041)
  Changes in operating assets and liabilities:
       Inventories                                        (2,021)      (812)
       Prepaid expenses and other assets                     113         25
       Accounts payable                                     (565)    (6,970)
       Accrued liabilities                                (1,530)    (1,513)
       Income taxes payable                                   --       (408)
       Payables to Jordan Industries                          --        232

Net cash used in operating activities                     (6,908)   (11,609)

Cash flows from investing activities:
     Capital expenditures                                   (173)    (1,105)
     Other                                                  (180)        --
Net cash used in investing activities                       (353)    (1,105)

Cash flows from financing activities:
     Proceeds from advances from Jordan Industries            --      12,900
     Proceeds from line of credit                          7,500          --
     Purchases of treasury stock                               --       (811)
     Other                                                  (124)        (89)

Net cash provided by financing activities                  7,376      12,000

Net increase (decrease) in cash and cash equivalents         115        (714)
Cash and cash equivalents at beginning of period               7         836

Cash and cash equivalents at end of period               $   122     $   122


         See Notes to Consolidated Financial Statements

                       WELCOME HOME, INC.

             Consolidated Statements of Cash Flows
    for the Three Month Periods Ended March 31, 1996 and 1995
                   (in thousands of dollars)

                          (Unaudited)
                          (Continued)

                                                        1996    1995
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest - Jordan Industries                    $  --     $  --

      Interest - third party                          $ 194     $  32

      Income taxes                                    $  41     $ 439

Noncash investing and financing activities:
      Capital leases                                  $  --     $ 666

         See Notes to Consolidated Financial Statements

                        WELCOME HOME, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands of dollars)

                           (Unaudited)

1.  BASIS OF PRESENTATION

These consolidated financial statements have been prepared by Welcome Home, Inc. (together with its subsidiary the "Company" or "Welcome Home") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1995.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods.

The Company's sales volumes have historically varied between quarters based on factors such as the Christmas shopping season; accordingly, the results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a leading specialty retailer of gifts and decorative home furnishings and accessories in North America, with 215 stores located primarily in outlet/off-price malls in 41 states as of March 31, 1996. Welcome Home's products, which currently range in price up to $1500, cover a broad line of 8,000 to 12,000 Stock Keeping Units and consist of twelve basic groups, including textiles, afghans, framed art, home fragrance, stationery, brass and silver pieces, picture frames, doilies, crystal, chimes and bird feeders, wood and seasonal products. The Company's average sales transaction was approximately $13.29 for the quarter ended March 31, 1996.

During the fourth quarter of 1995, the Company planned and began implementing a series of strategic restructuring initiatives designed to improve profitability and better position the Company for a return to profitability and future growth. The major elements of these initiatives include a change in the Company's merchandising strategy and the liquidation of merchandise which is not consistent with that strategy, closing unprofitable stores, and strengthening the Company's executive team and information systems as necessary to success-fully implement the above strategies. The Company recorded a $5.9 million restructuring charge in the fourth quarter of 1995 for the cost of these initiatives.

Results of Operations

The following table sets forth selected income statement data of the Company as a percentage of net sales and certain operating statistics of the Company:


                                         Three Months
                                        Ended March 31
                                        1996      1995

Selected income statement data
as a percentage of net sales:
Net sales . . .... . . . . . . . . . . .100.0%     100.0%
Cost of sales . .... . . . . . . . . .   52.5       55.5
Gross profit. . . . .... . . . . . . .   47.5       44.5
Selling, general and administrative
 expenses (excluding depreciation)....   68.2       60.8
Operating income  (loss). . . . . ....  (24.5)     (20.0)
Interest expense..... . . . . . .... .    2.9        2.2
Provision (benefit)  for income
 taxes. . . . . . . . . . . . . .... .  (10.1)       (9.2)
Net income (loss) . . . . . . . . ....  (17.1)%     (12.9)%
Operating Statistics:
Stores open at period end ..... . . ..    215         194
Total square feet of  store space at
 period  end (in thousands) . . . . ..    583         501
Percentage increase (decrease) in
 comparable store sales . . . . . ....   (12.0)%     (3.9)%

Three Months Ended March 31, 1996 as compared to Three Months Ended March 31, 1995 Net Sales. Net sales for the three months ended March 31, 1996 increased by approximately $0.3 million or 2.8%, as compared to the three months ended March 31, 1995. This increase reflects 21 net additional stores, net of a 12% decrease in comparable store sales. The Company believes the decrease in compar-able store sales was primarily the result of a weak overall retail environment, lower levels of traffic in outlet malls (where approximately 91% of the Company's stores are located) and a decline in the sales of afghans from approximately $1.6 million in the three months ended March 31, 1995 to approximately $0.9 million in the three months ended March 31, 1996. Management believes that all of the above contributed to a 8.7% decrease in the number of sales transactions on a same store basis for the three months ended March 31, 1996, as well as a decrease in the average sales transaction of 3.6% on a same store basis to $12.88 for the three months ended March 31, 1996 from $13.36 for the three months ended March 31, 1995.

Gross Profit. Gross profit for the three months ended March 31, 1996 increased by $0.5 million, or 9.8%, as compared to the three months ended March 31, 1995, largely reflecting an increase in gross profit as a percentage of sales to 47.5% from 44.5% due primarily to clearance and liquidation markdowns for de-emphasized and discontinued merchandise categories having been included in the Company's restructuring charge recorded in the fourth quarter of 1995.

Selling, General and Administrative Expenses. Selling, general and administra-tive expenses for the three months ended March 31, 1996 increased $1.1 million, or 15.4%, as compared to the three months ended March 31, 1995. Selling, general and administrative expenses as a percent of net sales increased to 68.2% for the three months ended March 31, 1996 as compared to 60.8% for the three months ended March 31, 1995. The increase as a percentage of net sales is due primarily to the decrease in same store sales combined with the additional payroll and occupancy expenses associated with 21 net additional stores at the end of the first quarter of 1996 versus 1995. Corporate general and administrative expenses were approximately $1.2 million in the first quarter of both 1996 and 1995. Total selling, general and administrative expense per square foot of selling space decreased 0.8% from $14.72 in the first quarter of 1995 to $14.60 in the first quarter of 1996.

Interest Expense. Interest expense increased from $0.3 million for the three months ended March 31, 1995 to $0.4 million for the three months ended March 31, 1996 primarily as a result of an increase in the average borrowings outstanding in 1996. The increase in average borrowings is due primarily to the larger outstanding borrowings at December 31, 1995 as compared to December 31, 1994.

Net Loss. Net loss for the three months ended March 31, 1996 was approximately $2.1 million, as opposed to a net loss of approximately $1.6 million for the three months ended March 31, 1995. The increase occurred primarily as a result of increases in selling, general and administrative expenses and in interest expense, partially offset by increased sales and decreased cost of sales.

Liquidity and Capital Resources

The Company had $(5.6) million of working capital at March 31, 1996 as compared to $(2.2) million at December 31, 1995. The decrease in working capital was due primarily to an increase in notes payable, partially offset by higher inventories. The increase in notes payable at March 31, 1996 is due partially to the Company's operating losses during the quarter then ended and partially to the Company's increase in inventory during the same period. The increase in inventories at March 31, 1996 is primarily due to the Company's unusually low reported level of inventory at December 31, 1995, as a result of the $2.4 million restructuring charge recorded by the Company in the fourth quarter of 1995.

On May 15, 1996 the Company closed the Waiver and Amendment No. 1 to the Loan and Security Agreement (the "New Bank Credit Facility") with Fleet Capital Corporation (formerly Shawmut Capital Corporation). The New Bank Credit Facility provides for borrowings of up to 65% of Eligible Inventory (as defined), with the maximum borrowings of $20 million. As amended, the New Bank Credit Facility also provides for up to $4 million in additional borrowings through December 31, 1996 ("Additional Borrowings"). The Company's majority shareholder, Jordan Industries Inc., has agreed to purchase a fifty percent participation in any Additional Borrowings. Additional Borrowings accrue interest at the lesser of the lender's prime rate plus one percent or LIBOR plus three percent; other borrowings accrue interest at the lesser of the lender's prime rate or LIBOR plus two percent. The New Bank Facility, as amended, is secured by substantially all of the Company's assets and contains covenants requiring minimum levels of tangible net worth and cash flow and restricting capital expenditures, mergers and consolidations and the payment of dividends. The Waiver and Amendment No. 1 to the Loan and Security Agreement waived the Company's violations of certain financial covenants under the New Bank Credit Facility prior to its amendment and revised such covenants for future periods. The original term of the New Bank Credit Facility, as amended, is through May 22, 2000, after which it will automatically renew for one year periods unless terminated by the lender or the Company.


For the remainder of 1996, the Company plans to de-emphasize new store growth and the expansion and remodeling of existing stores. The Company estimates it will require capital expenditures of approximately $1.1 million for such expansion during the remainder of 1996. To fund this growth, the Company expects to utilize cash provided by operations and revolving borrowings under the New Bank Credit Facility, as amended. In addition, the Company plans to replace its existing information systems with a fully integrated retail information system at an approximate cost of $3.0 million, which management plans to finance via capital leases. On the basis of these sources, the Company believes that it can finance its store expansion, remodeling, business and operations and pay its debts as they are due through 1996.


Net Operating Loss Carryforward

At December 31, 1995, the Company had approximately $8.5 million in netoperating loss carryforwards for Federal income tax purposes. The Company will be able to utilize these NOLs to offset future taxable income without significant limitations through 2010.


Impact of Inflation

General inflation has had only a minor effect on the operations of the Company and its internal and external sources for liquidity and capital.

PART II. OTHER INFORMATION
WELCOME HOME, INC.


ITEM  1.  LEGAL PROCEEDINGS:  NONE

             ITEM  2.  CHANGES IN SECURITIES:  NONE

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES:  NONE

             ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: NONE

ITEM  5.  OTHER INFORMATION:  NONE

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS: The separate Index to Exhibits accompanying this filing is incorporated by reference.

     (b) REPORTS FILED ON FORM 8-K: NONE

     27.  EDGAR Financial Data Schedule

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WELCOME HOME, INC.

                                        By: /s/ Neal Walker
                                        _____________________________
                                        Neal Walker
                                        Chief Financial Officer
                                        (Principal Financial Officer)


DATE: May 15, 1996

                       INDEX TO EXHIBITS


                                                  Sequentially
No.   Description                                Numbered Pages


10.1 Employment and Non-competition Agreement between the Registrant and Thomas H. Hicks dated December 11, 1995

10.2 Incentive Stock Option Agreement between the Registrant and Thomas H. Hicks dated
      January 2, 1996

10.3  Agreement and Release between the
      Registrant and Dolores Kridel dated
      February 1, 1996