Form 10-Q
period 1996-06-30
WELCOME HOME INC
filed 1996-08-14
CIK 922817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

   (X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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

                       Yes   X   No_____

Number of shares of common stock of registrant outstanding at August 14, 1996:
7,453,615

                             INDEX

                                                                Page No.
PART  I.  FINANCIAL  INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 1996
   and December 31, 1995 . . . . . . . . . . . . . . . . . .       3

Consolidated Statements of Operations for the Three and Six Month
   Periods Ended June 30, 1996 and 1995. . . . . . . . . . .       4

Consolidated Statements of Cash Flows for the Six Month Periods
   Ended June 30, 1996 and 1995 . . . . . . . . . . . . . .        5

Notes to Consolidated Financial Statements . . . . . . . . .       7


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . . . . . .       7

PART  II.  OTHER  INFORMATION. . . . . . . . . . . . . . . .      13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .      14

                         WELCOME HOME, INC.

Consolidated Balance Sheets at June 30, 1996 and December 31, 1995
                    (in thousands of dollars)

                           (Unaudited)
                                                    June 30,   December 31,
                                                      1996         1995
                ASSETS
Current assets:
  Cash and cash equivalents                           $     2    $     7
  Inventories                                          21,486     16,798
  Prepaid assets                                          862        810
  Deferred income taxes                                   470        470
  Other current assets                                     50          8
                                                      _______     ______
       Total Current Assets                            22,870     18,093
Property & equipment, net                              10,777      8,826
Deferred income taxes                                   2,971      1,715
Other assets                                              555        542
Total Assets                                          $37,173    $29,176

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Note payable - line of credit                        $15,818  $   5,213
 Accounts payable                                      12,215     11,703
 Accrued expenses                                       2,280      2,817
 Current portion of capital lease obligation              541        514

       Total Current Liabilities                       30,854     20,247
Capital lease obligation                                  897      1,174
Note payable to Jordan Industries                       6,280      4,128
Shareholders' equity (deficit):
   Common stock, $.01 par value; 13,000,000 shares
     authorized; 8,500,000 shares issued                   85         85
   Preferred stock, $.01 par value; 1,000,000
     shares authorized; none outstanding                 ---         ---
   Additional paid-in capital                           8,832      8,832
   Cumulative translation adjustment                     (37)        (37)
   Retained earnings (deficit)                        (4,853)       (368)
       Subtotal                                         4,027      8,512
          Less treasury stock, at cost
          (1,046,385 shares)                            4,885      4,885

      Total Shareholders' Equity (Deficit)              (858)      3,627
Total Liabilities and Shareholders' Equity (Deficit) $37,173     $29,176

         See Notes to Consolidated Financial Statements

                       WELCOME HOME, INC.

Consolidated Statements of Operations for the Three and Six Month Periods
                  Ended June 30, 1996 and 1995
       (in thousands of dollars except per share amounts)

                          (Unaudited)

                                        Three Months         Six Months
                                        Ended June 30       Ended June 30
                                       1996       1995       1996    1995
                                    (14 weeks) (13 weeks)(27 weeks)(26 weeks)

Net Sales                             $18,737   $17,997   $31,219   $30,134

Cost of sales                          10,656    10,140    17,214    16,882

Gross margin                            8,081     7,857    14,005    13,252

Selling, general and administrative
  expenses (excluding depreciation)     9,431     8,321    17,945    15,742

Depreciation                              483       513       954       963

Operating income (loss)                (1,833)     (977)   (4,894)   (3,453)

Interest expense:
  Jordan Industries                       102       242       191       473
  Other                                   360       130       637       162

Other expense (income)                     51        28        19       (19)

Pretax income (loss)                   (2,346)   (1,377)   (5,741)   (4,069)

Provision (benefit) for income taxes     --        (505)   (1,256)   (1,626)

Net income (loss)                     ($2,346)    ($872)  ($4,485)  ($2,443)

Net income (loss) per share            ($0.31)   ($0.11)   ($0.60)   ($0.31)

Weighted average shares outstanding
   (in thousands)                       7,454     7,897     7,454     7,988


         See Notes to Consolidated Financial Statements

                       WELCOME HOME, INC.

Consolidated Statements of Cash Flows for the Six Month Periods Ended
                     June 30, 1996 and 1995
                   (in thousands of dollars)

                          (Unaudited)
                                                           1996     1995
                                                       (27 weeks)(26 weeks)
Cash flows from operating activities:
Net loss                                                 $(4,485) $(2,443)
Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation and amortization                              998      969
  Deferred income taxes                                   (1,256)  (1,505)
  Changes in operating assets and liabilities:
       Inventories                                        (4,688)  (4,616)
       Other current assets                                  (94)     254
       Accounts payable                                      512   (1,772)
       Accrued liabilities                                  (537)    (863)
       Income taxes payable                                   --     (449)

Net cash used in operating activities                     (9,550) (10,425)

Cash flows from investing activities:
     Capital expenditures                                   (669)  (2,995)
     Progress payments on new information system          (2,237)      --
Net cash used in investing activities                     (2,906)  (2,995)

Cash flows from financing activities:
     Proceeds from advances from Jordan Industries         2,152   15,365
     Repayments to Jordan Industries                          --  (12,318)
     Proceeds from line of credit, net                    10,605   12,803
     Loan fees, line of credit                               (56)    (382)
     Purchases of treasury stock                               --  (2,633)
     Other                                                  (250)    (211)

Net cash provided by financing activities                 12,451   12,624

Net decrease in cash and cash equivalents                     (5)    (796)
Cash and cash equivalents at beginning of period               7      836

Cash and cash equivalents at end of period               $     2   $   40


         See Notes to Consolidated Financial Statements

                       WELCOME HOME, INC.

Consolidated Statements of Cash Flows for the Six Month Periods Ended
                     June 30, 1996 and 1995
                   (in thousands of dollars)

                          (Unaudited)
                          (Continued)

                                                        1996        1995
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest - Jordan Industries                     $  --         $ 452

      Interest - third party                           $ 590         $  73

      Income taxes                                     $  43         $ 327

Noncash investing and financing activities:
      Capital leases                                   $  --        $1,255






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

The Company's sales volumes have historically varied between quarters based on factors such as the Christmas shopping season; accordingly, the results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  PLANNED STORE CLOSINGS

During July 1996, the Company identified 37 additional stores which it intends to close during the last half of 1996 or early 1997. Previously, the Company had identified and reserved for closing 11 stores in 1996. As of June 30, 1996, the furniture, fixtures and equipment in these 37 stores had a total net book value of approximately $795 which will be written off during the second half of 1996. A number of these stores may ultimately not close if the Company is successful in obtaining certain rent concessions from the lessors which are currently under negotiation. The Company has not yet determined what additional costs will be incurred to close these stores, some of which will require early termination of the lease. The Company will accrue such costs as they become estimable and known during the second half of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a leading specialty retailer of gifts and decorative home furnishings and accessories in North America, with 215 stores located primarily in outlet/off-price malls in 41 states as of June 30, 1996. Welcome Home's products, which currently range in price up to $1500, cover a broad line of 8,000 to 12,000 stock keeping units and consist of three families of business, including home textiles, home furnishings and wall decor, and gifts and decorative accessories, which comprise approximately 85% of the Company's sales volume. The Company's average sales transaction was approximately $14.72 for the six months ended June 30, 1996, as compared to $13.73 for the six months ended June 30, 1995, a 7.2% increase.

During the fourth quarter of 1995, the Company planned and began implementing a series of strategic restructuring initiatives designed to improve profitability and better position the Company for a return to profitability and future growth. The major elements of these initiatives include modification to the Company's merchandising strategy and the liquidation of merchandise which is not consistent with that strategy, closing unprofitable stores, and strengthening the Company's executive team and information systems as necessary to successfully implement the above strategies. The Company recorded a $5.9 million restructuring charge in the fourth quarter of 1995 for the cost of these initiatives.

Results of Operations

The following table sets forth selected income statement data of the Company as a percentage of net sales and certain operating statistics of the Company:


                                          Three Months        Six Months
                                         Ended June 30       Ended June 30
                                         1996     1995       1996      1995

Selected income statement data
as a percentage of net sales:
Net sales. . . . . . . . . . . .        100.0%  100.0%      100.0%   100.0%
Cost of sales                            56.9    56.3        55.1     56.0
Gross profit.. . . . . . . . . .         43.1    43.7        44.9     44.0
Selling, general and administrative
 expenses (excluding depreciation). . .  50.3    46.2        57.5     52.2
Operating income  (loss) . . .           (9.8)   (5.4)      (15.7)   (11.5)
Interest expense...... . . . .            2.5     2.1         2.7      2.1
Provision (benefit)  for income
 taxes . . . . . . . . . . . . .          --     (2.8)       (4.0)    (5.4)
Net income (loss). . . . . . . .        (12.5)%  (4.8)%     (14.4)%   (8.1)%
Operating Statistics:
Stores open at period end. . . .          215     203         215      203
Total square feet of  store space at
 period  end (in thousands). . .          585     534         585      534
Percentage decrease in
 comparable store sales. . . . .        (13.1)% (14.9)%     (12.7)%  (10.6)%

Three Months Ended June 30, 1996 as compared to Three Months Ended June 30,
1995

Net Sales. Net sales for the three months ended June 30, 1996 increased by approximately $0.7 million or 4.1%, as compared to the three months ended June 30, 1995. This increase reflects an additional $1.4 million of sales in the second quarter ended June 30, 1996 due to that quarter having 14 weeks versus 13 weeks in the quarter ended June 30, 1995. Without the additional week, net sales for the quarter ended June 30, 1996 would have declined $0.6 million, or 3.4%. This decline reflects a 13.1% decrease in comparable store sales (as adjusted to reflect the change in the number of weeks), net of 12 net additional stores open at June 30, 1996 as compared to June 30, 1995. The Company believes the decrease in comparable store sales was primarily the result of a weak overall retail environment and lower levels of traffic in outlet malls (where approximately 91% of the Company's stores are located). Management believes that all of the above factors contributed to a 22.8% decrease in the number of sales transactions on a same store basis (as adjusted for the change in the number of weeks), for the three months ended June 30, 1996. This was partially offset by a 12.6% increase in the average sales transaction on a same store basis from $13.73 for the quarter ended June 30, 1995 to $15.46 for the quarter ended June 30, 1996 due to the introduction of higher priced items into the Company's home furnishings and decorative accessories merchandise mix.

Gross Profit. Gross profit for the three months ended June 30, 1996 increased by $0.2 million, or 2.9%, as compared to the three months ended June 30, 1995, largely reflecting the additional week in the second quarter of 1996. Gross profit as a percentage of sales decreased to 43.1% from 43.7%, reflecting sales of clearance and discontinued merchandise.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1996 increased $1.1 million, or 13.3%, as compared to the three months ended June 30, 1995 due primarily to the additional week in 1996 and to 12 net additional stores open at June 30, 1996 as compared to June 30, 1995. Selling, general and administrative expenses as a percent of net sales increased to 50.3% for the three months ended June 30, 1996 as compared to 46.2% for the three months ended June 30, 1995. The increase as a percentage of net sales is due primarily to the decrease in same store sales combined with the additional payroll and occupancy expenses associated with 12 net additional stores at the end of the second quarter of 1996 versus 1995. On a same store basis, as adjusted for the change in number of weeks, store selling, general and administrative expenses decreased 0.3% for the quarter ended June 30, 1996 as compared with 1995. Corporate general and administrative expenses were approximately $1.5 million in the second quarter of both 1996 and 1995. Total selling, general and administrative expense per square foot of selling space (as adjusted for the change in number of weeks), decreased 11.6% from $18.23 in the second quarter of 1995 to $16.12 in the second quarter of 1996.

Interest Expense. Interest expense increased from $0.4 million for the three months ended June 30, 1995 to $0.5 million for the three months ended June 30,

1996 primarily as a result of an increase in the average borrowings outstanding in 1996. The increase in average borrowings is due primarily to the larger outstanding borrowings at December 31, 1995 as compared to December 31, 1994 as well as $2.1 million borrowed from Jordan Industries during the quarter ended June 30, 1996 to finance progress payments on the Company's new information systems.

Income Taxes. The Company, in accordance with Statement of Financial Accounting Standards No. 109, has established a valuation reserve against the additional deferred tax asset recorded in the quarter ended June 30, 1996 of $0.9 million. Accordingly, no income tax benefit has been recorded in the accompanying Statement of Operations for the three months ended June 30, 1996.

Net Loss. Net loss for the three months ended June 30, 1996 was approximately $2.3 million, as opposed to a net loss of approximately $0.9 million for the three months ended June 30, 1995. The increase occurred primarily as a result of increases in selling, general and administrative expenses and a reduction in income tax benefits, partially offset by increased sales.

Six Months Ended June 30, 1996 as compared to Six Months Ended June 30, 1995

Net Sales. Net sales for the six months ended June 30, 1996 increased by approximately $1.1 million or 3.6%, as compared to the six months ended June 30, 1995. This increase reflects an additional $1.4 million of sales in the six months ended June 30, 1996 due to that period having 27 weeks as opposed to 26 weeks in the six months ended June 30, 1995. Without the additional week, net sales for the six months ended June 30, 1996 would have declined $0.3 million, or 0.1%. This decline reflects a 12.7% decrease in comparable store sales, as adjusted for the change in number of weeks, net of the effect of 12 net additional store open at June 30, 1996 as compared to June 30, 1995. The Company believes the decrease in comparable store sales was primarily the result of a weak overall retail environment and lower levels of traffic in outlet malls (where approximately 91% of the Company's stores are located). Management believes that all of the above contributed to a 17.1% decrease in the number of sales transactions on a same store basis (as adjusted for the change in number of weeks) for the six months ended June 30, 1996. This was partially offset by a 5.4% increase in the average sales transaction on a same store basis from $13.58 for the six months ended June 30, 1995 to $14.32 for the six months ended June 30, 1996, due to the introduction of higher priced items into the Company's merchandise mix.

Gross Profit. Gross profit for the six months ended June 30, 1996 increased by $0.8 million, or 5.7%, as compared to the six months ended June 30, 1995, largely reflecting the additional week in 1996. Gross profit as a percentage of sales increased to 44.9% from 44.0% due primarily to clearance and liquidation markdowns for de-emphasized and discontinued merchandise categories having been included in the Company's restructuring charge recorded in the fourth quarter of 1995.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1996 increased $2.2 million, or 14.0%, as compared to the six months ended June 30, 1995 due primarily to the additional week in 1996 and 12 net additional stores open at

June 30, 1996 as opposed to June 30, 1995. Selling, general and administrative expenses as a percent of net sales increased to 57.5% for the six months ended June 30, 1996 as compared to 52.2% for the six months ended June 30, 1995. The increase as percentage of net sales is due primarily to the decrease in same store sales combined with the additional payroll and occupancy expenses associated with 12 net additional stores at the end of the second quarter of 1996 versus 1995. On a same store basis, as adjusted for the change in number of weeks, store selling, general and administrative expenses were unchanged for the six months ended June 30, 1996 as compared to the same period in 1995. Corporate general and administrative expenses were approximately $2.7 million in the first six months of both 1996 and 1995. Total selling, general and administrative expense per square foot of selling space, as adjusted for the change in weeks, increased 1.5% from $30.23 in the first six months of 1995 to $30.67 in the first six months of 1996.

Interest Expense. Interest expense increased from $0.6 million for the six months ended June 30, 1995 to $0.8 million for the six months ended June 30, 1996 primarily as a result of an increase in the average borrowings outstanding in 1996. The increase in average borrowings is due primarily to the larger outstanding borrowings at December 31, 1995 as compared to December 31, 1994, as well as $2.1 million borrowed from Jordan Industries to finance progress payments on the Company's new information systems.

Net Loss. Net loss for the six months ended June 30, 1996 was approximately $4.5 million, as opposed to a net loss of approximately $2.4 million for the six months ended June 30, 1995. The increase incurred primarily as a result of increases in selling, general and administrative expenses and in interest expense and a lower income tax benefit (due to the recording of an additional valuation allowance in accordance with SFAS 109 of $0.9 million), partially offset by increased sales and gross margin.

Liquidity and Capital Resources

The Company had $(8.0) million of working capital at June 30, 1996 as compared to $(2.2) million at December 31, 1995. The decrease in working capital was due primarily to an increase in notes payable, partially offset by higher inventories. The increase in notes payable at June 30, 1996 is due partially to the Company's operating losses during the six months then ended and partially to the Company's increase in inventory during the same period. The increase in inventories at June 30, 1996 is primarily due to the Company's unusually low reported level of inventory at December 31, 1995 as a result of the $2.4 million restructuring charge recorded by the Company in the fourth quarter of 1995.

On May 15,1996, the Company closed the Waiver and Amendment No. 1 to the Loan and Security Agreement (the "New Bank Credit Facility") with Fleet Capital Corporation (formerly Shawmut Capital Corporation). The New Bank Credit Facility provides for borrowings of up to 65% of Eligible Inventory (as defined), with maximum borrowings of $20 million. As amended, the New Bank Credit Facility also provides for up to $4 million in additional borrowings through December 31, 1996 ("Additional Borrowings"). The Company's majority shareholder, Jordan Industries Inc., agreed to purchase a fifty percent participation in any Additional Borrowings. Additional Borrowings accrue interest at the lesser of the lender's prime rate plus one percent or LIBOR plus three percent; other borrowings accrue interest at the lesser of the lender's prime rate or LIBOR plus two percent. The New Bank Facility, as amended, is secured by substantially all of the Company's assets and contains covenants requiring minimum levels of tangible net worth and cash flow and restricts capital expenditures, mergers and consolidations and the payment of dividends. The Waiver and Amendment No. 1 to the Loan and Security Agreement waived the Company's violations of certain financial covenants under the New Bank Credit Facility prior to its amendment and revised such covenants for future periods. As of June 30, 1996, the Company is in compliance with such covenants. The maturity of the New Bank Facility, as amended, is May 22, 2000, after which it will automatically renew for one year periods unless terminated by the lender or the Company. At June 30, 1996, the Company had approximately $2.1 million in availability under the New Bank Credit Facility.

Under the Company's subordinated credit agreement with its majority shareholder, Jordan Industries, Inc. ("Jordan Industries") (the "Subordinated Credit Agreement") the Company can borrow up to $10,000 for the purpose of financing the repurchase of the Company's common stock pursuant to its stock repurchase program and for any other purpose approved by Jordan Industries. The Subordinated Credit Agreement bears interest at LIBOR plus 3.0% or prime plus 1.5% and is secured by a second lien on substantially all of the Company's assets. Unless terminated or otherwise extended by the parties, the Subordinated Credit Agreement expires on August 15, 2000.

During the quarter ended June 30, 1996, the Company borrowed an additional $2.1 million under the Subordinated Credit Agreement in order to finance expenditures to date for the Company's new information systems, which became operational on August 4, 1996. Jordan Industries has reached an agreement in principal with an independent lender to finance substantially all of cost of this project, approximately $3.2 million, via a secured loan. Concurrent with the funding of this loan, Jordan Industries will execute an agreement with the Company whereby the Company will borrow the $3.2 million from Jordan Industries. Concurrently, the additional borrowings of $2.1 million from Jordan Industries will be rolled into the loan agreement. Total availability under the Subordinated Credit Agreement, assuming repayment of the additional borrowings as described above, is approximately $5.9 million.

For the remainder of 1996, the Company plans to restrict new store growth and the expansion and remodeling of existing stores. The Company estimates it will require capital expenditures of approximately $0.7 million for such investments during the remainder of 1996. To fund this investment, the Company expects to utilize cash provided by operations, revolving borrowings under the New Bank Credit Facility, as amended and the Subordinated Credit Agreement. In addition, the Company has replaced its existing information systems with a fully integrated retail information system at an approximate cost of $3.4 million, which the Company plans to finance via a loan from Jordan Industries as described above. On the basis of these sources, the Company believes that it can finance its business and operations and pay its debts as they are due through 1996.

Net Operating Loss Carryforward

At December 31, 1995, the Company had approximately $8.5 million in net operating loss carryforwards for Federal income tax purposes. The Company will be able to utilize these NOLs to offset future taxable income without significant limitations through 2010.


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


                                        WELCOME HOME, INC.

                                        By:
                                         \s\ Mark S. Dudeck
                                        Mark S. Dudeck
                                        Chief Financial Officer
                                        (Principal Financial Officer)


DATE: August 14, 1996

                       INDEX TO EXHIBITS


                                                  Sequentially
No.   Description                                Numbered Pages


99.1 Waiver and amendment No. 1 to the Loan and Security Agreement dated May 15, 1996 between the Registrant and Fleet Capital
      Corporation