Form 10-Q
period 1996-09-30
WELCOME HOME INC
filed 1996-11-14
CIK 922817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

   (X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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

                         Yes__X__ No_____

Number of shares of common stock of registrant outstanding at
November 14, 1996:  7,453,615

INDEX

                                                                  Page No.
PART  I.  FINANCIAL  INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 1996
   and December 31, 1995. . . . . . ......... . . . . . . . . . . . .  3

Consolidated Statements of Operations for the Three and Nine Month
   Periods Ended September 30, 1996 and 1995. . . . . .......... . .   4

Consolidated Statements of Cash Flows for the Nine Month Periods
   Ended September 30, 1996 and 1995. . . . . . . . . . .......... .   5

Notes to Consolidated Financial Statements. . . . . . . .......... .   7


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations . . . . .......... .   8

PART  II.  OTHER  INFORMATION . . . . . . . . . . . . .......... . .  14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . ..........  15

                       WELCOME HOME, INC.

Consolidated Balance Sheets at September 30, 1996 and December 31, 1995
                    (in thousands of dollars)

                         (Unaudited)
                                        September 30,   December 31,
                                             1996          1995
ASSETS
Current assets:
  Cash and cash equivalents              $     2       $     7
  Inventories                             22,502        16,798
  Prepaid assets                             670           810
  Deferred income taxes                      470           470
  Other current assets                        -              8
Total Current Assets                      23,644        18,093

Property & equipment, net                 11,707         8,826
Deferred income taxes                      2,971         1,715
Other assets                                 793           542

Total Assets                             $39,115       $29,176

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Note payable - line of credit          $18,512       $ 5,213
  Accounts payable                        13,360        11,703
  Accrued expenses                         1,346         2,817
  Current portion of capital lease
    obligation                             1,730           514
Total Current Liabilities                 34,948        20,247

Capital lease obligation                   2,666         1,174
Note payable to Jordan Industries          4,690         4,128

Shareholders' equity (deficit):
   Common stock, $.01 par value; 13,000,000 shares
   authorized; 8,500,000 shares issued        85            85
Preferred stock, $.01 par value; 1,000,000
   shares authorized; none outstanding        -             -
   Additional paid-in capital              8,832         8,832
   Cumulative translation adjustment         (37)          (37)
   Accumulated deficit                    (7,184)         (368)
       Subtotal                            1,696         8,512
   Less treasury stock, at cost
          (1,046,385 shares)               4,885         4,885

Total Shareholders' Equity (Deficit)      (3,189)        3,627
Total Liabilities and Shareholders' Equity
 (Deficit)                               $39,115       $29,176

         See Notes to Consolidated Financial Statements

                       WELCOME HOME, INC.

Consolidated Statements of Operations for the Three and Nine Month
           Periods Ended September 30, 1996 and 1995
       (in thousands of dollars except per share amounts)

                            (Unaudited)

                          Three Months         Nine Months
                       Ended September 30   Ended September 30
                         1996    1995         1996     1995

                     (14 weeks) (13 weeks)  (40 weeks)  (38 weeks)

Net sales              $20,655   $23,000     $51,874   $53,134
Cost of sales           11,981    13,309      29,195    30,191

Gross margin             8,674     9,691      22,679    22,943

SG&A expenses
(excluding depreciation) 9,950      9,250    27,895     24,998

Depreciation               501       562      1,455     1,525

Operating loss          (1,777)     (121)    (6,671)   (3,580)

Interest expense:
 Jordan Industries          88        90        279       563
 Other                     465       343      1,102       506

Other expense               -         32         19         6

Pretax loss             (2,330)     (586)    (8,071)   (4,655)

Benefit from income taxes    -      (204)   (1,256)    (1,830)

Net loss               $(2,330)  $  (382)   $(6,815)  $(2,825)

Net loss per share     $ (0.31)  $ (0.05)   $ (0.91)  $ (0.36)

Weighted average
shares outstanding
(in thousands)           7,454     7,469      7,454     7,813

         See Notes to Consolidated Financial Statements

                       WELCOME HOME, INC.

Consolidated Statements of Cash Flows for the Nine Month Periods
                             Ended
                  September 30, 1996 and 1995
                   (in thousands of dollars)

                                                    (Unaudited)
                                               1996          1995
                                             (40 weeks)    (38 weeks)

Cash flows from operating activities:
 Net loss                                    $(6,815)   $(2,825)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization                1,524      1,551
  Deferred income taxes                       (1,256)    (1,693)

  Other                                           -           7
 Changes in operating assets and liabilities:
  Inventories                                 (5,704)    (7,267)
  Other assets                                   227        194
  Accounts payable                             1,657     (1,004)
  Accrued liabilities                         (1,471)    (1,108)
  Income taxes payable                            -        (465)

 Net cash used in operating activities       (11,838)   (12,610)

Cash flows from investing activities:
  Capital expenditures                        (1,134)    (3,947)
  Other                                           -        (100)

Net cash used in investing activities         (1,134)    (4,047)

Cash flows from financing activities:
  Proceeds from advances from Jordan
   Industries, net                               562      3,360
  Proceeds from line of credit, net           13,299     16,215
  Loan fees, line of credit                     (402)      (391)
  Purchases of treasury stock                     -      (2,945)
  Other                                         (492)      (324)

Net cash provided by financing activities     12,967     15,915

Net decrease in cash and cash equivalents         (5)      (742)
Cash and cash equivalents at beginning of period   7        836

Cash and cash equivalents at end of period   $     2    $    94

         See Notes to Consolidated Financial Statements

                       WELCOME HOME, INC.

Consolidated Statements of Cash Flows for the Nine Month Periods
                             Ended
                  September 30, 1996 and 1995
                   (in thousands of dollars)

                                                     (Unaudited)
                                                     (Continued)

                                                   1996       1995

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest - Jordan Industries                  $    -     $   452

   Interest - third party                            973        487
Income taxes                                          44        343

Noncash investing and financing activities:
   Capital leases                                $ 3,200    $ 1,255




        See Notes to Consolidated Financial Statements

WELCOME HOME, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.  BASIS OF PRESENTATION

These consolidated financial statements have been prepared by Welcome Home, Inc. (together with its 100% owned subsidiary the "Company" or "Welcome Home") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1995.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods.

The Company's sales volumes have historically varied between quarters based on factors such as the Christmas shopping season; accordingly, the results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. PLANNED STORE CLOSINGS

The Company closed 23 unprofitable stores during the nine months ended September 30, 1996. The Company is currently negotiating with the lessors to close or obtain rent concessions on an additional 27 stores which it intends to close during the fourth quarter of 1996 or early 1997. As of September 30, 1996, the furniture, fixtures and equipment in these 27 stores had a total net book value of approximately $923 thousand. The Company has not yet determined which of these stores will be closed and what additional costs might be incurred to close these stores, some of which will require early termination of the leases. The Company will accrue such costs as they become estimable and known during the forth quarter of 1996.

The Company is also planning to close 10 additional stores during 1997 when their respective leases expire.

3. SUBSEQUENT EVENT

On November 12, 1996, the Company entered into an agreement with Jordan Industries in which the Company issued 4,451 shares of a newly designated class of Series A Preferred Stock to Jordan Industries as repayment of $4,450,604 under the Subordinated Credit Agreement. The $4,450,604 consisted of $4,127,500 of principal and $323,104 of accrued interest. Subsequent to this transaction, total borrowing availability under the Subordinated Credit Agreement increased to $10.0 million. Had this event happened in the third quarter, the Company's balance sheet as of September 30th, 1996 would have shown a positive Stockholders' Equity of $1.2 million versus a deficit of $3.2 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General

The Company is a leading specialty retailer of gifts and decorative home furnishings and accessories in North America, with 199 stores located primarily in outlet/off-price malls in 40 states as of September 30, 1996. Welcome Home's new merchandise assortments, which currently range in price up to $1500, cover a broad line of approximately 3,000 active stock keeping units and consist of four families of business, including home decorative textiles, home furnishings and wall decor, gifts, and home decorative accessories, all of which comprise approximately 85% of the Company's sales volume. The Company's average sales transaction was approximately $14.81 for the nine months ended September 30, 1996, as compared to $14.09 for the nine months ended September 30, 1995, a 5.1% increase.

During the fourth quarter of 1995, the Company planned and began implementing a series of strategic restructuring initiatives designed to improve profitability and better position the Company for a return to profitability and future growth. The major elements of these initiatives include:
1)modification to the Company's merchandising strategy and the liquidation of merchandise which is not consistent with that strategy - new merchandise assortments are now in place for the start of the fourth quarter; 2)closing unprofitable stores - 23 unprofitable stores have already been closed in 1996, with up to 37 more stores to close by November 1997; 3)upgrading the Company's executive team - the Company's executive management team has been strengthened across the board; 4)installation of information systems necessary to successfully implement the above strategies - new systems are now operational.

In addition, the Company also engaged in other strategic initiatives during 1996. For example, a national advertising campaign began October 15th with plans to hit a minimum of 18 million households in the October through December time period. Coinciding with this national ad program the Company set up a toll free number for customers to place mail orders and obtain more information regarding Welcome Home.

Results of Operations

The following table sets forth selected income statement data of the Company as a percentage of net sales and certain operating statistics of the Company:

                               Three Months       Nine Months
                              Ended September 30  Ended September 30

                                 (14 weeks) (13 weeks) (40 weeks) (38 weeks)
                                   1996       1995        1996       1995
Selected income statement data
as a percentage of net sales:
Net sales                          100.0%    100.0%      100.0%     100.0%
Cost of sales                       58.0      57.9        56.3       56.8
Gross profit.                       42.0      42.1        43.7       43.2
Selling, general and administrative
 expenses (excluding depreciation)  48.2      40.2        53.8       47.0
Operating loss                      (8.6)     (0.5)      (12.9)      (6.7)
Interest expense.....                2.7       1.9         2.7        2.0
Benefit from income taxes            --       (0.9)       (2.4)      (3.4)
Net loss                           (11.3)%    (1.7)%     (13.1)%     (5.3)

Operating Statistics:
Stores open at period end            199       210         199        210
Total square feet of store space at
 period end (in thousands)           546       565         546        565
Percentage decrease in
 comparable store sales            (12.6)%   (14.6)%     (9.6)%     (12.3)%
Sales per square foot at
 period end                         37.8      40.7       95.1        94.1
Average number of stores open        205       208        212         200
Average number of square footage
 during the period (in thousands)    560       555        575         528
Sales per average square foot        36.9     41.5       90.2       100.6
Gross margin per
 average square foot                 21.4     24.0       50.8        57.2


Three Months Ended September 30, 1996 as compared to Three Months Ended September 30, 1995

Net Sales. Net sales for the three months ended September 30, 1996 decreased by approximately $2.3 million or 10.2%, as compared to the three months ended September 30, 1995. The third quarter ended September 30, 1996 had 14 weeks versus 13 weeks in the quarter ended September 30, 1995. Without the additional week, net sales for the quarter ended September 30, 1996 would have declined $3.7 million, or 16.3%. This decline reflects a 20.2% decrease in comparable store sales (as adjusted to reflect the change in the number of weeks). The Company believes the decrease in comparable store sales was primarily the result of lower levels of traffic in outlet malls (where approximately 91% of the Company's stores are located).

Gross Profit. Gross profit for the three months ended September 30, 1996 decreased by $1.0 million, or 10.5%, as compared to the three months ended September 30, 1995. Gross profit as a percentage of sales decreased nominally to 42.0% from 42.1. Gross profit dollars for the quarter were down 13.6% on a comparable store/comparable week basis versus the 20.2% decline in net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1996 increased $.7 million, or 7.6%, as compared to the three months ended September 30, 1995 due primarily to the additional week in 1996. Selling, general and administrative expenses as a percent of net sales increased to 48.2% for the three months ended September 30, 1996 as compared to 40.2% for the three months ended September 30, 1995. The increase as a percentage of net sales is due primarily to fixed selling, general and administrative expenses being covered by lower sales volumes. Store selling, general and administrative expenses, as adjusted for the change in number of weeks, increased $.1 million, or 1.3% for the quarter ended September 30, 1996 as compared with 1995. Corporate general and administrative expenses decreased 5.3% to $1.3 million for the three months ended September 30, 1996 as compared to $1.4 million in the third quarter of 1995 (as adjusted for the change in number of weeks). Corporate personnel headcount, including field store operations management and distribution center, has declined from 84 at the start of the third quarter to 74 at the end of the third quarter. Total selling, general and administrative expense per average square foot of selling space (as adjusted for the change in number of weeks), remained the same at $16.67 in the third quarter of 1996 and the third quarter of 1995. The Company incurred $149 thousand of selling, general and administrative expenses in the third quarter 1996 as a result of the strategic initiatives implemented.

Interest Expense. Interest expense increased from $0.4 million for the three months ended September 30, 1995 to $0.6 million for the three months ended September 30, 1996 primarily as a result of an increase in the average borrowings outstanding in 1996.

Income Taxes. No income tax benefit has been recorded in the accompanying Statement of Operations for the three months ended September 30, 1996.

Net Loss. Net loss for the three months ended September 30, 1996 was approximately $2.3 million, as opposed to a net loss of approximately $0.4 million for the three months ended September 30, 1995. The increase occurred primarily as a result of comparative store sales being down and partially as a result of increases in selling, general and administrative expenses and a reduction in income tax benefits.

Nine Months Ended September 30, 1996 as compared to Nine Months Ended September 30, 1995

Net Sales. Net sales for the nine months ended September 30, 1996 decreased by approximately $1.3 million or 2.4%, as compared to the nine months ended September 30, 1995. This decrease reflects an additional $2.8 million of sales in the nine months ended September 30, 1996 due to that period having 40 weeks as opposed to 38 weeks in the nine months ended September 30, 1995. Without the additional weeks, net sales for the nine months ended September 30, 1996 would have declined $4.0 million, or 7.6%. This decline reflects a 15.9% decrease in comparable store sales, as adjusted for the change in number of weeks. The Company believes the decrease in comparable store sales was primarily the result of lower levels of traffic in outlet malls (where approximately 91% of the Company's stores are located).

Gross Profit. Gross profit for the nine months ended September 30, 1996 decreased by $0.3 million, or 1.2%, as compared to the nine months ended September 30, 1995. Gross profit as a percentage of sales increased to 43.7% from 43.2% due primarily to clearance and liquidation markdowns in early 1996 having been included in the Company's restructuring charge recorded in the fourth quarter of 1995. Gross profit dollars for the nine months decreased 11.4% on a comparable store/comparable week basis versus the 15.9% decline in net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1996 increased $2.9 million, or 11.6%, as compared to the nine months ended September 30, 1995 due primarily to the additional weeks in 1996 and 12 net average additional stores open during the nine months ended September 30, 1996 as opposed to the nine months ended September 30, 1995. Selling, general and administrative expenses as a percent of net sales increased to 53.8% for the nine months ended September 30, 1996 as compared to 47.0% for the nine months ended September 30, 1995. The increase as percentage of net sales is due primarily to fixed selling, general and administrative expense being covered by lower sales volumes. On a same store basis, as adjusted for the change in number of weeks and adjusted for the average number of stores open, store selling, general and administrative expenses increased 1.8% for the nine months ended September 30, 1996 as compared to the same period in 1995. Corporate general and administrative expenses were approximately $4.0 million in the first nine months of 1996 versus $4.1 million in 1995, as adjusted for the change in number of weeks. Corporate personnel headcount, including field store operations management and distribution center, during the nine months ended September 30, 1996 was reduced from 104 to 74, a 28.8% decline. Total selling, general and administrative expense per average square foot of selling space, as adjusted for the change in weeks, increased 0.3% from $47.47 in the first nine months of 1995 to $47.34 in the first nine months of 1996. The Company also incurred $321 thousand in selling, general and administrative expense in the nine months of 1996 as a result of the strategic initiatives implemented.

Interest Expense. Interest expense increased from $1.1 million for the nine months ended September 30, 1995 to $1.4 million for the nine months ended September 30, 1996 primarily as a result of an increase in the average borrowings outstanding in 1996.

Net Loss. Net loss for the nine months ended September 30, 1996 was approximately $6.8 million, as opposed to a net loss of approximately $2.8 million for the nine months ended September 30, 1995. The increase occurred primarily as a result of comparative store sales being down and partially as a result of increases in selling, general and administrative expenses and a reduction in income tax benefits.

Liquidity and Capital Resources

The Company had $11.3 million of working capital deficit at September 30, 1996 as compared to $2.2 million deficit at December 31, 1995. The increase in working capital deficit was due primarily to an increase in notes payable, partially offset by higher inventories. The increase in notes payable at September 30, 1996 is due partially to the Company's operating losses during the nine months then ended and partially to the Company's increase in inventory during the same period. The increase in inventories at September 30, 1996 is primarily due to both the seasonality of the Company's business (pre-holiday season inventory buildup) and the Company's unusually low reported level of inventory at December 31, 1995 as a result of the $2.4 million restructuring charge related to inventory recorded by the Company in the fourth quarter of 1995.

On May 15,1996, the Company closed the Waiver and Amendment No. 1 to the Loan and Security Agreement (the "New Bank Credit Facility") with Fleet Capital Corporation (formerly Shawmut Capital Corporation). The New Bank Credit Facility provides for borrowings of up to 65% of Eligible Inventory (as defined), with maximum borrowings of $20 million. As amended, the New Bank Credit Facility also provides for up to $4 million in additional borrowings through December 31, 1996 ("Additional Borrowings"). The Company's majority shareholder, Jordan Industries Inc., agreed to purchase a fifty percent participation in any Additional Borrowings. Additional Borrowings accrue interest at the lesser of the lender's prime rate plus one percent or LIBOR plus three percent; other borrowings accrue interest at the lesser of the lender's prime rate or LIBOR plus two percent. The New Bank Facility, as amended, is secured by substantially all of the Company's assets and contains covenants requiring minimum levels of tangible net worth and cash flow and restricting capital expenditures, mergers and consolidations and the payment of dividends. The Company is in default of certain of its financial covenants under this Facility, and is currently discussing waivers and/or other accomodations with its lender.

The maturity of the New Bank Facility, as amended, is May 22, 2000, after which it will automatically renew for one year periods unless terminated by the lender or the Company. At September 30, 1996, the Company had approximately $0.9 million in availability under the New Bank Credit Facility.

Under the Company's Subordinated Credit Agreement with its majority shareholder, Jordan Industries, Inc. ("Jordan Industries") (the "Subordinated Credit Agreement") the Company can borrow up to $10.0 million for the purpose of financing the repurchase of the Company's common stock pursuant to its stock repurchase program and for any other purpose approved by Jordan Industries. The Subordinated Credit Agreement bears interest at LIBOR plus 3.0% or prime plus 1.5% and is secured by a second lien on substantially all of the Company's assets. Unless terminated or otherwise extended by the parties, the Subordinated Credit Agreement expires on August 15, 2000. On September 30, 1996, total availability under the Subordinated Credit Agreement was $5.9 million.

During the quarter ended September 30, 1996, the Company established a $3.2 million capital lease with Jordan Industries in order to finance the Company's new information systems, which became operational on August 4, 1996.

For the remainder of 1996, the Company plans to restrict new store growth and the expansion and remodeling of existing stores. The Company estimates it will require capital expenditures of approximately $0.5 million for the remainder of 1996. To fund this investment, the Company expects to utilize cash provided by operations and revolving borrowings under the New Bank Credit Facility, and the Subordinated Credit Agreement. In addition, the Company has replaced its existing information systems with a fully integrated retail information system at an approximate cost of $3.4 million, most of which the Company has financed via a lease from Jordan Industries as described above. On the basis of these sources, the Company believes that it can finance its business and operations and pay its debts as they are due through 1996.

Net Operating Loss Carryforward

At September 30, 1996, the Company had approximately $12.2 million in net operating loss carryforwards for Federal income tax purposes. The Company will be able to utilize these NOLs to offset future taxable income without significant limitations through 2011.

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

                 (c) Edgar Financial Data Schedule

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WELCOME HOME, INC.

                                        By: /s/ Mark S. Dudeck
                                        ____________________________
                                        Mark S. Dudeck
                                        Chief Financial Officer
                                        (Principal Financial Officer)


DATE: November 14, 1996