Form 10-K
period 1996-12-31
WELCOME HOME INC
filed 1997-04-15
CIK 922817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECUITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24912

                               WELCOME HOME, INC.
                               309 Raleigh Street
                             Wilmington, N.C. 28412
                                 (910) 791-4312


INCORPORATED IN                                              I.R.S. EMPLOYER
   DELAWARE                                                 IDENTIFICATION NO.
                                                                56-1379322



Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,959,598 as of March 25, 1997. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose. As of March 25, 1997, there were 7,453,615 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference. None

                                                   INDEX

                                                   PART I

Item 1. Business........................................................................................ 3

Item 2. Properties...................................................................................... 6

Item 3. Legal Proceedings............................................................................... 6

Item 4. Submission of Matters  to a Vote of Security Holders............................................ 6


                                                  PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters..........................  7
Item 6. Selected Financial Data........................................................................  8
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..........  9
Item 8. Financial Statements and Supplementary Data.................................................... 13
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........... 29

                                                  PART III
Item 10. Directors and Executive Officers of the Registrant............................................ 29
Item 11. Executive Compensation........................................................................ 30
Item 12. Security Ownership of Certain Beneficial Owners and Management................................ 32
Item 13 Certain Relationships and Related Transactions................................................. 33

                                                  PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................. 34

                                     PART I
ITEM 1.  BUSINESS

GENERAL

    Welcome Home, Inc. (together with its subsidiary the "Company" or "Welcome Home") is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 186 stores located primarily in factory outlet centers in 40 states. Welcome Home stores offer a broad product line of 6,000 to 10,000 Stock Keeping Units ("SKUs") consisting of 11 basic groups, including textiles, afghans, framed art, home fragrance, stationery, brass, picture frames, doilies, chimes and bird feeders, wood and seasonal products. Welcome Home's products currently range in price up to $1500, with an average sales transaction for the year ended December 31, 1996 of approximately $16.12.

HISTORY

    The predecessor to the Company was originally organized in 1966 as Cape Craftsmen, Inc. ("Cape Craftsmen"), a manufacturer, importer and distributor of a variety of giftware including wood, ceramic, picture frames and brass items, and operated its business through two divisions: the wholesale division (the "Wholesale Division") and the retail division (the "Retail Division"). The business now conducted by the Company was formerly the Retail Division, which began operations in the mid 1970's. Cape Craftsmen was acquired in 1983 in a leveraged buyout and was owned primarily by partners, principals and affiliates of the Jordan Company (the "Jordan Group"). In November 1985, Cape Craftsmen filed a bankruptcy protection pursuant to Chapter 11 under the bankruptcy Code primarily due to a serious decline in the Wholesale Division's sales.

    On September 12, 1989, the Bankruptcy Court with jurisdiction over the Cape Craftsmen bankruptcy approved a Plan of Reorganization which became effective on September 26, 1989. On that date, Jordan Industries, Inc. ("Jordan Industries") purchased the secured claims of a bank relating to Cape Craftsmen amounting to approximately $36.0 million (including accrued interest) for approximately $8.5 million. In addition, Jordan Industries purchased the unsecured creditors' claims of approximately $3.7 million for approximately $0.6 million. During and immediately after the bankruptcy proceedings, Jordan Industries also loaned funds to Cape Craftsmen to meet working capital needs and to fund tax and administrative claims. On March 22, 1991, Jordan Industries acquired Cape Craftsmen ("Old Cape Craftsmen"), then controlled by the Jordan Group, an affiliate of the Company and Jordan Industries, in exchange for approximately $17.2 million of notes and accrued interest owed to Jordan Industries by Old Cape Craftsmen. Old Cape Craftsmen then became a subsidiary of Jordan Industries. Also on that date, the existing shareholders of Old Cape Craftsmen exchanged their shares in Old Cape Craftsmen for shares in a newly-formed company ("New Cape Craftsmen") which acquired from Old Cape Craftsmen the assets of the former Wholesale Division of Old Cape Craftsmen and a note payable to Jordan Industries. The Retail Division, which comprised the business now conducted by the Company, remained in Old Cape Craftsmen. Old Cape Craftsmen was renamed Welcome Home, Inc. on March 22, 1991. Thereafter, the Company continued the business previously conducted by the Retail Division.

    From 1989 to 1995, the Company expanded from 45 to 215 stores and net sales increased from $13.5 million to $93.2 million. During 1996, however, the Company curtailed its expansion into new markets, with only nine new store openings during the year, and closed 38 stores. As a result, net sales decreased to $81.9 million. In order to restructure its financial obligations and to implement a strategy to reverse declining operating results, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in January 1997. See "Item 3. LEGAL PROCEEDURES."

BUSINESS STRATEGY

    The Company experienced a difficult 1996 due primarily to (1) the overall weakness in the retail environment and, (2) weakened sales performance in outlet shopping centers, where 96% of the Company's stores were located at December 31, 1996.

    The Company's objective is to return to profitability by building upon its position as a specialty retailer of gifts and decorative home furnishings and accessories. To accomplish this objective, the Company's management team has outlined a business strategy for 1997 and beyond which emphasizes the following principles:
                                       3

    MERCHANDISE. The Company's merchandising strategy is to offer both a broad selection (6,000 to 10,000 SKUs, depending on store size) of gifts and decorative home furnishings and accessories and a value-priced assortment of popular items within each category, rather than broad product collections or themes. The Company believes this merchandising strategy allows the Company to avoid the accumulation of slower selling inventory and resulting markdowns. To reinforce the distinctiveness of its merchandise, the Company seeks to develop and design, with entrepreneurial suppliers, new products or refinements to current merchandise.

    FUTURE DIVERSIFICATION 0F STORE LOCATIONS AND SIZE. Management believes that, as a whole, outlet centers were particularly impacted by the weak retail environment as they matured as a category, with multiple centers in close proximity to each other in many locations. In the United States, there were approximately 337 retail outlet centers at December 31, 1996, growing from approximately 222 such malls at December 31, 1990. In addition, more aggressive discounting by conventional retailers, typically longer driving distance for consumers to reach outlet centers and negative press coverage had a detrimental impact on outlet centers in general. The Company has eight stores in regional malls and strip centers in metropolitan areas. The Company plans no new store growth in 1997. Beyond 1997, management plans that a substantial portion of the Company's growth may result from new store openings in non-outlet centers.


    MANAGEMENT INFORMATION SYSTEMS. In August 1996, the Company implemented a fully integrated retail computer system consisting of inventory control, purchase order management, accounting and general ledger systems. The package selected and installed is currently in use in hundreds of retail chains across the United States and Canada. The systems are designed to provide SKU-level perpetual inventory tracking as well as SKU-level sales tracking. This "core" package was augmented by the purchase of a decision support/marketing system that allows the merchandising and advertising departments the ability to perform strategic promotional advertising by gathering customer purchase information gleaned at the point of sale. The total purchase cost of the software, hardware, corporate network, PC's and point of sale registers was approximately $3,400,000.


    NEW STORE CONCEPTS. The "new" Welcome Home store is a stage for its merchandise, offering both suggestions on the use and home display of its complementary merchandise and departmental presentations to make the stores easy to shop.

    The  latest  Welcome  Home  prototype  is  a  significant   departure  from
its predecessor:

    (bullet)     smaller stores
    (bullet)     open ceiling
    (bullet)     improved lighting
    (bullet)     neutral color pallet
    (bullet)     central drive aisle
    (bullet)     lower floor fixtures providing visibility of all departments and perimeter fixtures
    (bullet)     departmental locations and identification (way finding signs)
    (bullet)     three attractive lifestyle platforms
    (bullet)     nested tables, cubes, towers and endcaps to present key items and collections
    (bullet)     adaptable slatwall to feature the Company's exciting framed art assortment

    Welcome Home plans to continue testing its new prototype in 1997. Two existing stores may be remodeled in the third and fourth quarter of 1997 using this new prototype.


    PURCHASING AND DISTRIBUTION. The Company maintains its own central buying staff, comprised of three senior buyers. The Company believes that by centralizing the purchasing function, it has better control of its inventory and is better able to negotiate cost concessions from vendors. These executives are also responsible for identifying the home fashion trends and making sure that the Company's assortment is current. Additionally, the team is responsible for designing and developing proprietary merchandise.

    The Company purchases its merchandise from over 175 suppliers. In fiscal 1996, the Company's largest supplier accounted for approximately 25% of the Company's merchandise purchases and the Company's ten largest suppliers accounted for approximately 60% of such purchases. The Company has no long-term contracts for the purchase of merchandise. Although the Company's sales are not dependent on any single supplier, there can be no assurance that the Company's operating results would not be adversely affected if any of its ten largest suppliers were unable to continue to fill the Company's orders for such supplier's products

    Approximately 50% to 60% of the Company's merchandise is sourced from distributors purchasing abroad. Although the Company believes that it has established close relationships with its principal foreign manufacturing sources, the Company's future success will depend in some measure upon its ability to maintain such relationships, although the Company believes that no foreign supplier offers such unique product that it could not be replaced, after temporary shortages, with merchandise from other foreign or domestic suppliers. The Company currently maintains multiple suppliers for each foreign and domestic product category.

    The Company's warehouse, located in Wilmington, North Carolina, is used to temporarily warehouse merchandise, where it is broken down into individual store orders and shipped directly to store locations. The warehouse is also used to assemble merchandise that is shipped to new stores for initial stocking upon their opening. Otherwise, all domestically sourced inventory is shipped directly to the stores. This strategy avoids incremental costs associated with maintaining inventory on a centralized basis.

    Management plans to determine potential advantages of implementing a cross dock distribution methodology. Under this scenario, goods would be sent from the vendor to a regional distribution facility that would break the bulk purchase into individual store shipments. This distribution method will be tested in the Wilmington warehouse with select vendors during 1997. If the test generates favorable results, site selection of a regional warehouse and chainwide implementation will occur in 1998.


MANAGEMENT

    At all store locations, there is a Store Manager and an Assistant Store Manager. Depending on the size and sales volume the store may have one to four additional Sales Clerks. The Store Manager is responsible for the overall management and maintenance of the store including sales and receipt of merchandise, record-keeping and reporting, displays, customer service and security. The Assistant Store Manager is equally trained in all of these areas. The Store Manager reports to a District Manager who in turn reports to an Area Supervisor. On average, each District Manager has responsibility for 15 stores. As of December 31, 1996, the Company had 12 District Managers and 1 Area Supervisor.


EMPLOYEES

    As of December 31, 1996, the Company had 450 full-time and 951 part-time employees. Twenty-eight employees are in managerial positions, with 15 at the central office, and the remainder in store operations. As of December 31, 1996, the labor force in store operations consisted of 1,332 people, including 1 Area Supervisor, 12 District Managers, 192 Store Managers, 186 Assistant Store Managers and 941 hourly, part-time sales clerks and cashiers. None of the Company's employees are covered by collective bargaining agreements. The Company believes that the dedication of its employees is critical to its retailing success, and that its relations with its employees are excellent.


COMPETITION

    Competition is highly intense among specialty retailers, traditional department stores and mass merchant discounters in outlet malls and other high traffic retail locations. The Company competes for customers principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its stores. The Company also competes against other retailers for suitable locations and qualified management personnel. Because of the seasonal nature of its business, competitive factors are most important during the summer and Christmas selling seasons.

    The Company has begun to compete in other retail environments, including mail order catalogues, home shopping television and local gift shops. The Company has limited competition with different types of department and retail stores where some of the Company's products are offered. Many of these competitors have substantially greater financial, marketing, advertising, store distribution and other resources than the Company. The Company also believes that the dedication of its employees and emphasis on customer service provides an important competitive advantage for the Company.


SEASONALITY

    The Company historically has experienced and expects to continue to experience significant seasonal fluctuations in its net sales and net income. The Company generally has experienced losses and relatively lower sales for the first half of
                                       5
 the calendar year as compared to the summer vacation season through the Christmas holiday season. As a result, the Company's outstanding borrowings under its line of credit have been significantly higher during the year than at year end.


TRADE NAMES, SERVICE MARKS AND FRANCHISE AGREEMENTS

    The Company generally uses the "Welcome Home" name as a trade name and as a service mark in connection with retail services. In Northern California, the Company uses the "Home Again" name as a trade name and service mark in connection with retail services. The Company has registered the "Welcome Home" and "Home Again" logos as service marks with the United States Patent and Trademark office. Management believes that the names "Welcome Home" and "Home Again", and growing customer recognition of these names, are important elements of the Company's merchandising strategy.

    The Company is not a party to any franchise agreements and does not intend to enter into franchise relationships in the future.


ITEM 2. PROPERTIES

    The Company had 186 stores as of December 31, 1996, all of which are leased. In most cases, the Company pays a minimum fixed rent plus a contingent rent based on net sales of the store in excess of a certain threshold. Certain of the Company's store leases contain restrictive covenants regarding, among other things, pricing and product offerings, none of which the Company believes have or may have a material adverse effect on the way it conducts its business. The Company currently expects that its policy of leasing rather than owning will continue. The Company's leases generally provide for original lease terms of five or ten years, with renewal options generally for an additional five or seven years at moderately increased rents, generally based upon consumer price indexes.

    The Company's corporate headquarters, which is also leased, is located in Wilmington, North Carolina and occupies 34,000 square feet, of which 24,000 square feet serves as a central warehouse and 10,000 square feet serves as office space. The central warehouse is used to temporarily store merchandise for distribution and used to initially stock new stores upon their opening

    The Company's mix of 186 stores at December 31, 1996 consisted of 49 stores of less than 2,400 square feet, 57 stores of 2,400 - 2,800 square feet and 80 stores of 2,800 - 4,600 plus square feet.


ITEM 3. LEGAL PROCEEDINGS

    On January 21, 1997, the Company filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The filing is intended to allow the Company to restructure its financial obligations through a plan of reorganization. Fleet Capital Corporation has agreed to provide an interim post-petition credit facility to the Company to enable it to continue to conduct its business while the bankruptcy proceeding is pending. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

    The Company is not involved in any other legal proceedings which are expected to have a material effect on the Company's results of operations or financial condition, nor is it aware of any threatened litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were voted upon during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5 . MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock traded on the Nasdaq National Market System under the symbol "WELC" during 1995 and 1996.

    The Company has not paid dividends since its initial public offering, and does not anticipate paying dividends in the foreseeable future.

    Effective as of the close of business on January 13, 1997, Nasdaq delisted the Company from its National Market System. As of March 31,1997 there were approximately 60 holders of record of the Company's common stock. The Company believes that the number of beneficial holders of its common stock is substantially higher. The following table sets forth the high, low and closing bid prices of the Company's common stock for each quarter in the two year period ended December 31, 1996:
                                First       Second        Third      Fourth
                              Quarter      Quarter      Quarter     Quarter
       1996:
      High bid                2 7/8        2 1/4         1 3/4      1 1/16
      Low bid                 2 3/4        2 1/4         1 1/2      5/8
      Closing bid             2 7/8        2 1/4         1 3/4      5/8

        1995:
      High bid                8            4 7/8         3 1/2      3 1/4
      Low bid                 4 3/8        2 1/2         2 1/8      2 1/32
      Closing bid             4 3/8        3 7/16        3          2 7/8

    On November 12, 1996, the Company entered into an agreement with Jordan Industries in which the Company issued 4,451 shares of a newly designated class of Series A Redeemable Preferred Stock to Jordan Industries as repayment of $4,451 outstanding under the Subordinated Credit Agreement. The holders of this preferred stock are entitled to cumulative annual dividends of 10% of the liquidation value of the stock. The Company may not declare or pay any dividend or distribution on any shares of stock that rank junior to the preferred stock as long as any shares of the preferred stock are outstanding. The Company is required to redeem the Preferred Stock ten years from the date of issuance. The Company may, at the discretion of the Board of Directors and the written consent of the holders of the shares, redeem the shares prior to the mandatory redemption date. The redemption can occur through the payment of cash or the issuance of debt or common stock and will be based on the fair market value of the common stock. This preferred stock ranks senior to all other capital stock of the Corporation. The transaction was privately negotiated and was therefore exempt from the registration requirements of the Securities Act of 1933 under
Section 4 (2) thereunder. See "Item 5 of Form 10-K and Item 701 of Regulation S-K."

ITEM 6.  SELECTED FINANCIAL DATA


                                                                          Combined
                                                                   Year Ended December 31
                                                 ------------------------------------------------------------
                                                     1996          1995         1994        1993      1992
------------------------------------------------------------------------------------------------------------
                                                                (in thousands except per share data)
------------------------------------------------------------------------------------------------------------

INCOME STATEMENT DATA:
Net Sales                                                $ 81,855     $ 93,166     $ 81,654    $ 61,633    $ 43,828
Gross Profit                                               33,121       35,662       35,273      28,207      19,693
Selling, general and administrative expenses
 (excluding depreciation)                                  38,757       36,586       26,798      20,686      15,440
Management fees - Jordan Industries                          --           --          1,393       1,782       1,697
Restructuring charges                                       8,106        5,913         --          --          --
Other non-recurring charges                                  --          1,016         --          --          --
Operating income (loss)                                   (15,838)      (9,974)       5,757       4,799       2,104
Interest expense Jordan Industries                            323          655          764         369          70
Interest expense - other                                    1,552          865           83           4        --
Provision (benefit) for income taxes (1)                    2,185       (1,190)       1,561       1,923         200
Income (loss) before extraordinary item
and cumulative effect of accounting change                (20,339)     (10,449)       3,328       2,441       1,788
Net income (loss) (2)                                    $(20,339)    $(10,449)      $3,328    $  5,213    $  1,788
Net income (loss) per common share                       $  (2.74)    $  (1.35)    $   0.39    $   0.61    $   0.21
Weighted average number of common shares
outstanding (3)                                             7,454        7,722        8,479       8,500       8,500

SELECTED OPERATING DATA:
Stores opened during the period                                 9           39           34          35          30
Stores closed during the period                                38           13            3           4           4
Number of stores open at period end                           186          215          189         158         127
Total square feet of store space (in thousands)               514          587          488         382         306
Sales per average square foot of total store space (4)   $    144     $    177     $    187    $    182    $    162
Percentage increase (decrease) in
 comparable store sales (5)                                 (15.7)%       (8.1)%        8.4%        6.5%        7.3%

OTHER OPERATING DATA:
Capital expenditures                                     $  1,638     $  5,021     $  3,409    $  2,896       1,515
Depreciation                                                2,096        2,121        1,325         940         452

BALANCE SHEET DATA:
Working capital                                          $(18,972)    $ (2,154)    $  7,781    $  5,048    $  2,509
Total assets                                               26,314       29,176       33,614      26,917      17,444
Total debt                                                 15,869       11,029        1,660         664        --
Shareholders' equity (DEFICIENCY)                         (12,236)       3,627       17,010      15,794       9,109


         (1) Reflects only state income taxes as the Company and Jordan Industries had Federal net operating loss carryforward during these periods. see Note 6 to the Consolidated Financial Statements.
         (2) Net income for the year ended December 31,1993 includes a $2.8 million cumulative effect of a change in accounting principle pertaining to the adoption of SFAS 109. See Note 6 to the Consolidated Financial Statements.
         (3) Reflects weighted average outstanding shares retroactively adjusted to reflect the 17 for 1 stock split. See Note 4 to the Consolidated Financial Statements.
         (4) Calculated by dividing the net sales for the period by the average square feet of total store space. The amounts have not been adjusted for the seasonal nature of the Company's sales or for the impact of opening stores in different periods each year.
         (5) Calculated using net sales of stores which have been open during at least one full calendar year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

GENERAL

    The Company is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 186 stores located primarily in outlet centers in 40 states as of December 31, 1996. Welcome Home's products, which currently range in price up to $1500, cover a broad line of 6,000 to 10,000 Stock Keeping Units ("SKU's") and consist of eleven basic groups, including textiles, afghans, framed art, home fragrance, stationery, brass, picture frames, doilies, chimes and bird feeders, wood and seasonal products. The Company's average sales transaction was approximately $16.12 for the year ended December 31, 1996.

    In the past several years, the number of Company stores has expanded from 45 at December 31, 1988 to 186 at December 31, 1996, and its net sales have increased from $13.5 million for fiscal 1989 to $81.9 million for fiscal 1996. During 1996, emphasis was put on improvements to its information systems and merchandising strategies. Management does not plan on opening any new stores in 1997 as compared to 9 and 39 new stores opened in 1996 and 1995, respectively.

    During the fourth quarter of 1995 and continuing in 1996, the Company planned and implemented a series of strategic restructuring initiatives designed to improve profitability and better position the Company. The major elements of these initiatives included a change in the Company's merchandising strategy and the liquidation of merchandise which is not consistent with that strategy, closing unprofitable stores, and strengthening the Company's information systems as necessary to successfully implement the above strategies. The Company recorded a $8.1 million restructuring charge in 1996 and a $5.9 million restructuring charge in 1995 for the cost of these initiatives.

    On January 21, 1997, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. In connection with this bankruptcy proceeding management expects to close approximately 60-65 non-profitable stores in addition to the 38 stores that were closed in 1996. This will result in a core group of approximately 120 stores.

    During 1996, the Company installed a fully integrated retail information system, which includes point of sale capabilities.

    Approximately 50% to 60% of the Company's merchandise is sourced overseas. These imports are purchased with U.S. dollars and therefore the Company does not engage in any foreign currency hedging activities. Also, of the 186 stores open at December 31, 1996, none were located in a foreign country. Therefore, any exposure to foreign currency exchange rate risks are minimal and are immaterial to the Company's consolidated financial statements.

RESULTS OF OPERATIONS

    The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales:
                                                1996        1995      1994
                                                ----        ----      ----
Net Sales                                       100.0%     100.0%     100.0%
Cost of Sales                                    59.5       61.7       56.8
Gross Profit                                     40.5       38.3       43.2
Selling, General, and Administrative Expenses
 (Excluding Depreciation)                        47.3       39.3       32.8
Restructuring Charges                             9.9        6.3         -
Other non-recurring charges                        -         1.1         -
Management Fees (1)                                -           -        1.7
Operating Income (loss)                         (19.3)     (10.7)       7.1
Interest Expense                                  2.3        1.6        1.0
Provision (Benefit)For Income Taxes               2.7       (1.3)       1.9
Net Income (loss)                               (24.8)%    (11.2)%      4.1%

          (1) Management fees reflect intercompany management fees paid by the Company to Jordan Industries under the Consulting Agreement. See "Item 8. Financial Statements and Supplemental Data - Note 10 to the Consolidated Financial Statements."

FISCAL 1996 AS COMPARED WITH FISCAL 1995

    NET SALES. Net sales for fiscal 1996 decreased by $11.3 million, or 12.1%, as compared to fiscal 1995. This decrease reflects a decline in store count from 215 stores open at December 31, 1995 to 186 at December 31, 1996. Net sales on a comparable store basis declined 15.7%. The Company believes that the decrease in comparable store sales was due to lower traffic levels in outlet centers (where 96% of the Company's stores were located at December 3l, 1996). Management believes that the above contributed to a 20.2% decline in the Company's number of sales transactions on a same store basis in fiscal 1996 as compared to fiscal 1995. The decrease in sales transactions was partially offset by the increase in the average sale per transaction from $14.73 in 1995 to $16.12 in 1996.

    GROSS PROFIT. Gross profit for fiscal 1996 decreased $2.5 million, or 7.1%, as compared to fiscal 1995, largely reflecting the 29 net closed stores in fiscal 1996. Gross profit as a percentage of sales increased from 38.3% in fiscal 1995 (before the restructuring charge described below) to 40.5% in fiscal 1996, due primarily to markdowns taken during the fourth quarter of 1995 on inventory items sold during 1996. The cost of markdowns decreased to $5.3 million in fiscal 1996 from $7.5 million in fiscal 1995, due to the restructuring charge taken in 1995.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for fiscal 1996 increased $2.2 million, or 5.9%, as compared to fiscal 1995, largely as a result of the Company's store expansion in 1995. In addition, selling, and administrative expense as a percentage of net sales increased to 47.3% in fiscal 1996 as compared to 39.3% in fiscal 1995. This increase was due to the decrease in the Company's comparable store sales of 15.7% in fiscal 1996 and home office expenses of $6.1 million in fiscal 1996 as compared to $5.9 million in fiscal 1995. The increase in home office expenses was due primarily to increased payroll costs for additional corporate office personnel necessitated by the Company's growth.

    RESTRUCTURING CHARGES. In fiscal 1996, the Company recorded restructuring charges of $8.1 million, compared to $5.9 million of charges in fiscal 1995. The charges recorded reflect a restructuring plan adopted by management in 1995 to close non-profitable stores. These charges were increased due to additional store closings. See "Item 8. Financial Statements and Supplemental
Data-Note 3 to the CFS."

    OTHER NON-RECURRING CHARGES THE Company recorded $1.0 million of other non-recurring charges in fiscal 1995, while no such charges were recorded in fiscal 1996. These charges represent the charge against its recorded investment in store furniture, fixtures and equipment which are considered to be impaired under Statement of Financial Accounting Standards ("SFAS) No.121. See "Item 8. Financial Statements and Supplemental Data - Note 2 to the Consolidated Financial Statements."

    INTEREST EXPENSE - JORDAN INDUSTRIES. Interest expense to Jordan Industries decreased to $0.3 million in fiscal 1996 from $0.7 million in fiscal 1995 primarily as a result of the reduction in interest rates incurred by the Company on borrowings from Jordan Industries. The rate on borrowings from Jordan was amended and reduced subsequent to the execution of the Intercompany Credit Agreement on September 29, 1994 (see Note 6 to the Consolidated Financial Statements) and the debt/equity swap which occurred on November 12, 1996 (See
Note 4 to the Consolidated Financial Statements).

    INTEREST EXPENSE - OTHER. Interest expense - other increased to $1.6 million in fiscal 1996 from $0.9 million in fiscal 1995 due to interest expense on the New Bank Credit facility which closed on May 30, 1995 and the addition of new capital leases during fiscal 1996. See Note 6 to the Consolidated financial Statements.

    NET LOSS. The Company's net loss for fiscal 1996 was $20.3 million, as compared to $10.4 million in fiscal 1995. The increase in net loss of $9.9 million was partially due to a $2.2 million increase in restructuring charges recorded in fiscal 1996; an increase in provision for income taxes of $3.4 million; the decrease in the Company's comparable store sales in fiscal 1996 of 15.7%, higher selling, general and administrative expenses and higher interest expense.

FISCAL 1995 AS COMPARED WITH FISCAL 1994

    NET SALES. Net sales for fiscal 1995 increased by $11.5 million, or 14.1%, as compared to fiscal 1994. This increase reflects 26 net additional stores open at the end of fiscal 1995 as compared to fiscal 1994 net of an 8.1% decrease in retail environment in 1995, lower traffic levels in outlet malls (where 91% of the Company's stores were located at December 3l, 1995) and a decline in the Company's afghan sales from approximately $15.5 million in fiscal 1994 to approximately $12.8 million in fiscal 1995. Management believes that all of the above contributed to a 6.5% decline in the Company's number of sales transactions on a same store basis in fiscal 1995 as compared to fiscal 1994 as well as a 1.6% decline in the dollar value of the Company's average sales transaction on a same store basis in fiscal 1995 as compared to fiscal 1994.

    GROSS PROFIT. Gross profit for fiscal 1995 increased $0.4 million, or 1.1%, as compared to fiscal 1994, largely reflecting the 26 net additional stores opened in fiscal 1995. Gross profit as a percentage of sales decreased to 38.3% in fiscal 1995 (before the restructuring charge described below) from 43.2% in fiscal 1994, due primarily to markdowns taken during the fourth quarter of 1995.The markdowns were taken on inventory that management determined did not fit with the Company's merchandise strategy. The cost of markdowns increased from $2.2 million in fiscal 1994 to $7.5 million in fiscal 1995. At December 31, 1995, management recorded a charge against its inventory balance of $2.4 million, representing the reduction in value of such items not sold in fiscal 1995. This charge is included in "restructuring charges" in the Company's 1995 Statement of Operations.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for fiscal 1995 increased $9.8 million, or 36.5%, as compared to fiscal 1994, largely as a result of the Company's store expansion in 1995. In addition, selling and administrative expense as a percentage of net sales increased to 39.3% in fiscal 1995 as compared to 32.8% in fiscal 1994. This increase was due to an increase in the Company's average occupancy cost per average open store from $47,000 in fiscal 1994 to $55,000 in fiscal 1995, the decrease in the Company's comparable store sales of 8.1% in fiscal 1995, and an increase in home office expenses from $3.7 million in fiscal 1994 to $5.9 million in fiscal 1995. The increase in home office expenses was due primarily to increased payroll costs for additional corporate office personnel and field executives necessitated by the Company's growth, increased legal and professional fees as a result of the Company's initial public offering of its common stock in September 1994, and executive search and general legal fees.

    RESTRUCTURING CHARGES. In fiscal 1995, the Company recorded restructuring charges of $5.9 million, while no such charges were recorded in fiscal 1994. The charges recorded reflect a restructuring plan adopted by management in the fourth quarter of 1995. The major elements of the plan include a change in the Company's merchandising strategy and the liquidation of merchandise which is not consistent with that strategy, closing unprofitable stores, and strengthening the Company's executive management team and information systems as necessary to successfully implement the above strategies. Accordingly, the Company recorded the following restructuring charges:

    (i) A charge of $2.4 million against its inventory to reflect the reduction in the value of items owned as of December 31,1995 which management determined did not fit with the Company's merchandise strategy for 1996 or for which the quantities owned were in excess of that called for by its strategy and, accordingly, were liquidated at reduced prices in 1996;
    (ii) A charge of $2.8 million against its recorded investment in its information systems as of December 31, 1995. Management determined that these systems will not support its merchandising and other strategies and, therefore, replaced these systems in 1996;
    (iii) A charge of $0.5 million to reflect the cost of planned store closings in 1996, representing primarily its recorded investment in the related store furniture, fixtures and leasehold improvements; and
    (iv) A charge and an accrued liability of $0.2 million related to payments due to a former executive in accordance with the Company's employment and severance agreements with that individual.

    Of the total restructuring charge of $5.9 million, approximately $0.4 million represented cash expenditures made primarily in 1996 and $5.5 million represented a reduction in the recorded value of asset.

         OTHER NON-RECURRING CHARGES. The Company recorded $1.0 million of other non-recurring charges in fiscal 1995, while no such charges were recorded in fiscal 1994. These charges represent the charge against its recorded investment in store furniture, fixtures and equipment which are considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No. 121. See "Item 8. Financial Statements and Supplemental Data - Note 2 to the Consolidated Financial Statements."

    INTEREST EXPENSE - JORDAN INDUSTRIES. Interest expense to Jordan Industries decreased to $0.7 million in fiscal 1995 from $0.8 million in fiscal 1994 primarily as a result of the reduction in interest rates incurred by the Company on borrowings from Jordan Industries subsequent to the execution of the Intercompany Credit Agreement on September 29, 1994 (See "Item 8. Financial Statements and Supplemental Data - Note 6 to the Consolidated Financial Statements) and due to the debt/equity swap executed on November 12, 1996 (See "Note 8. Financial Statements and Supplemental Data-

Note 4 to the Consolidated Financial Statements").

    INTEREST EXPENSE - OTHER. Interest expense - other increased to $0.9 million in fiscal 1995 from $0.1 million in fiscal 1994 due to interest expense on the New Bank Credit Facility which closed on May 30, 1995 and due to new capital leases during fiscal 1995. See "Item 8. Financial Statements and Supplemental Data -

 Note 6 to the Consolidated Financial Statements."

    NET INCOME (LOSS). The Company's net loss for fiscal 1995 was $10.4 million, as compared to $3.3 million net income in fiscal 1994. The decrease of $13.7 million was due to $5.9 million in restructuring charges recorded in fiscal 1995; $1.0 million in other non-recurring charges recorded in fiscal 1995, the decrease in the Company's comparable store sales in fiscal 1995 of 8.1%; the decrease in the Company's gross margin as a percentage of sales; higher selling, general and administrative expenses, higher interest expense and a $3.0 million valuation allowance against the Company's deferred tax assets recorded in fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

    The Company had $(19.0) million of working capital at December 31, 1996 compared to $(2.2) million at December 31, 1995. The decrease in working capital was due primarily to higher notes payable $8.1 million, higher payables due to affiliates, $10.0 million, and an increase in accrued restructuring charges $4.5 million.

    The Company's net cash used by operating activities for the year ended December 31, 1996 was $3.9 million as compared to net cash used by operating activities of $0.5 million for the fiscal year ended December 31, 1995. The increase was due to an increased net loss of $9.9 million. The net cash used in investing activities for the year ended December 31, 1996 decreased $3.5 million as compared to the same period in fiscal 1995 due to lower capital expenditures of $3.4 million. The net cash provided by financing activities for the year ended December 31, 1996 increased by $1.4 million as compared to the same period in fiscal 1995 due to net borrowings of $6.9 million under the New Bank Credit Facility in 1996. Net property has not changed significantly at December 31,1996 as compared to December 31,1995 as additions due primarily to new store expansion were offset by restructuring and charges See "Item 8. Financial Statements and Supplemental Data - Note 3 to the Consolidated Financial Statements) and by depreciation expense."

    The Company expects to satisfy its anticipated demands and commitments for cash in the next 12 months from borrowings under the interim post-petition credit facility extended by Fleet Capital Corporation subsequent to the Company's Chapter 11 filing. The terms of this facility are as follows:

    a)   Borrowing base of $12.75 million.
    b)   Commencing on March 30, 1997 until March 31, 1998.
    c)   Secured by substantially all assets of the Company.
    d)   Interest calculated at 1 1/2% above prime.


NET OPERATING LOSS CARRYFORWARDS AND DEFERRED TAX ASSETS

    At December 31,1996, the Company had approximately $22.3 million of net operating loss carryforwards for Federal income tax purposes ("NOL's"). See "Item 8. Financial Statements and Supplemental Data - Note 7 to the Consolidated Fiscal Statements. Due to the uncertainty of generating future taxable income, management believes it is appropriate to fully reserve the deferred tax asset. The Company recorded a charge of $2,185 in 1996, to increase the valuation allowance.

ADOPTION OF ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board issued SFAS No.121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires, among other things, that the Company consider whether indicators of impairment of long-lived assets held for use are present, that if such indicators are present the Company determine whether the sum of the estimated undiscounted future cash flows attributable to such assets are less than the carrying amount, and that the Company recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value if the sum of the undiscounted future cash flows are less. The Company adopted the provisions of SFAS 121 in 1995 and recorded impairment losses of $1.0 million which are included in "other non-recurring charges" in the 1995 Statement of Operations.

    In October 1995, the Financial Accounting Standards Board issued SFAS No.123 , "Accounting for Stock-Based Compensation". SFAS No. 123 requires, among other things, that companies which issue stock, stock options or other stock based compensation to employees either (i) recognize the fair value of such awards as expense over the period in which the employees provide the service (the fair value method") or (ii) provide disclosure of proforma results of operations and earnings per share determined using the fair value method but continue to account for such awards under existing practice. The Company adopted SFAS 123 in 1996 for all awards granted in 1995 and subsequent years. The affect of applying SFAS 123's fair value method to the Company's stock based compensation results in a net loss that is not materially different from the amount reported.


IMPACT OF INFLATION

    General inflation has had only a minor effect on the operations of the Company and its internal and external sources for liquidity and working capital.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                                                                                      Page



Index to Consolidated Financial Statements
Consolidated Balance Sheets at December 31,1996 and 1995................................................14
Consolidated Statements of Operations for the Years Ended December 31,1996,1995 and 1994................15
Consolidated Statements of Cash Flows for the Years Ended December 31,1996,1995 and 1994................16
Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended December 31, 1996,
         1995 and 1994..................................................................................18
Notes to Consolidated Financial Statements..............................................................19
Report of Independent Auditors..........................................................................28
Financial Statement Schedule
For the three years ended December 31, 1996:
        Schedule II Valuation and Qualifying Accounts...................................................38


                                         WELCOME HOME, INC.
                                           BALANCE SHEETS


                                                                                   At December 31,
                                                                                     1996   1995
----------------------------------------------------------------------------------------------------
                                                                                (in thousands of  dollars


----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                     $     612   $      7
 Inventories                                                                      16,291     16,798
 Prepaid and other assets                                                            626        818
 Deferred income taxes                                                                 -         47
                                                                                       -          -
----------------------------------------------------------------------------------------------------
Total Current Assets                                                              17,529     18,093
Property & equipment, net                                                          8,563      8,826
Deferred income taxes                                                                  -          -
                                                                                       -      1,715
Other assets                                                                         222        542
----------------------------------------------------------------------------------------------------
  Total Assets                                                                   $26,314    $29,176
====================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
 Notes payable - line of credit                                                $    12,123  $ 5,213
 Note payable to Jordan Industries                                                 1,224          -
 Accounts payable                                                                  3,817     11,390
 Accounts payable to affiliates                                                   11,077      1,087
 Accrued expenses                                                                  2,880      1,595
 Accrued restructuring charges                                                     4,907        448
 Current portion of capital lease obligations                                        473        514
----------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                       36,501     20,247
Capital lease obligations                                                            454      1,174
Note payable to Jordan Industries                                                  1,595      4,128
Shareholders' equity: (deficiency)
  Series A Redeemable Preferred stock,$0.01 par value; 11,100 shares authorized,
   1996-4451 shares issued                                                         4,510          -
  Preferred stock, $0.01 par value; 1,000,000 shares authorized; none
   issued                                                                              -          -
  Common stock, $0.01 par value; 13,000,000 shares authorized;
   8,500,000 shares issued                                                            85         85
Additional paid-in capital                                                         8,832      8,832
Cumulative translation adjustment                                                     (12)      (37)
Retained deficit                                                                 (20,766)      (368)
----------------------------------------------------------------------------------------------------
  Subtotal                                                                        (7,351)     8,512
Less treasury stock, at cost (1996 and 1995-1,046,385 shares)                      4,885      4,885
----------------------------------------------------------------------------------------------------
  Total Shareholders' Equity (Deficiency)                                        (12,236)     3,627
----------------------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity (Deficiency)                     $26,314       $29,176
====================================================================================================


See Notes to Consolidated Financial Statements

                                             WELCOME HOME, INC.
                                          STATEMENTS OF OPERATIONS


                                                                            Years Ended December 31,
                                                                      1996         1995             1994
------------------------------------------------------------------------------------------------------------
                                                                            (in thousands of dollars)
------------------------------------------------------------------------------------------------------------

Net Sales                                                        $81,855          $93,166          $81,654
Cost of sales                                                     48,734           57,504           46,381
------------------------------------------------------------------------------------------------------------
Gross margin                                                      33,121           35,662           35,273
Selling, general and administrative
   expenses (excluding depreciation)                              38,757           36,586           26,798
Restructuring charges                                              8,106            5,913                -
Other non-recurring charges                                            -            1,016                -
Depreciation                                                       2,096            2,121            1,325
Management fee - Jordan Industries                                     -                -            1,393
------------------------------------------------------------------------------------------------------------
Operating income (loss)                                         (15,838)           (9,974)           5,757
Interest expense -Jordan Industries                                  323              655              764
Interest expense - other                                           1,552              865               83
Other expense                                                        441              145               21
------------------------------------------------------------------------------------------------------------
Pretax income (loss)                                            (18,154)          (11,639)           4,889
Provision (benefit) for income taxes                               2,185           (1,190)           1,561
------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $(20,339)         $(10,449)          $3,328
============================================================================================================
Net income (loss) per share                                      ($2.74)           ($1.35)           $0.39
============================================================================================================

Weighted average shares outstanding (in thousands)                 7,454            7,722            8,479
============================================================================================================

See Notes to Consolidated Financial Statements

                                             WELCOME HOME, INC.
                                          STATEMENTS OF CASH FLOWS


                                                                          Years Ended December 31,
                                                                           1996       1995       1994
----------------------------------------------------------------------------------------------------------
                                                                       (in thousands of dollars)
----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                                     $(20,339)   $(10,449)      $3,328
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
   Depreciation                                                          2,096       2,121        1,325
   Increase in parent's NOL carryforward                                     -           -        (158)
   Deferred income taxes                                                 2,185      (1,241)       1,559
   Restructuring charges                                                 8,106       5,913            -
   Other  non-recurring charges                                              -       1,016            -
   Other                                                                   433         121            -
Changes in operating assets and liabilities
   Inventories                                                             507        2,484     (6,837)
   Prepaid expenses and other assets                                       208         369        (689)
   Accounts payable                                                        956      (1,023)       5,079
   Accrued liabilities                                                     837         485          841
   Income taxes payable                                                      -        (294)          62
   Payables to Jordan Industries                                         1,080           -        (797)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     (3,931)       (498)       3,713
----------------------------------------------------------------------------------------------------------
Cash flows used in investing activities:
 Capital expenditures                                                   (1,638)     (5,021)     (3,409)
 Other                                                                       -        (100)           -
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities:                                  (1,638)     (5,121)     (3,409)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from advances from Jordan Industries                           2,000      15,678       10,668
 Repayment of advances from Jordan Industries                           (2,000)    (12,318)     (8,300)
 Proceeds from line of credit                                           63,559      19,650            -
 Repayments - line of credit                                           (56,649)    (14,437)           -
 Proceeds from sale of common stock                                          -           -       28,661
 Repayment of Intercompany Redemption Notes to Jordan Industries             -           -     (28,661)
 Purchase of treasury stock                                                  -      (2,945)     (1,940)
 Loan fees - line of credit                                                  -        (390)           -
 Other                                                                    (736)       (448)       (177)
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                6,174       4,790          251
------------------------------------------------------------------------------------------------------------
Net increase (decease) in cash and cash equivalents                        605        (829)         555
Cash and cash equivalents at beginning of period                             7         836          281
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $612   $       7         $836
============================================================================================================

Supplemental disclosures of cash flow information: Cash paid during the period for:


  Interest - Jordan Industries                                          $  -        $  655        $   179
============================================================================================================
  Interest -third party                                                 $1,236      $  759        $    83
============================================================================================================
  Income taxes                                                          $   58      $  353        $    98
============================================================================================================
Noncash investing and financing activities:
 Capital leases                                                         $    -      $1,255        $   391
============================================================================================================
  Issuance of Intercompany Redemption Notes to redeem 2,875,000
  shares of common stock previously  owned by Jordan Industries         $ -         $ -            28,661
============================================================================================================
  Issuance of Preferred Stock to repay $4,451 of notes payable          $4,451      $ -           $   -
============================================================================================================
  Issuance of Notes Payable to Jordan Industries for equipment          $3,200      $ -           $   -
============================================================================================================



See Notes to Consolidated Financial Statements

                               WELCOME HOME, INC.
                       SHAREHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                           (in thousands of dollars)


                                Series A
                               Redeemable                        Additional             Retained
                                Preferred   Preferred  Common    Paid-In  Translation  Earnings Treasury
                                 Stock       Stock     Stock      Capital  Component    (Deficit) Stock       Total
---------------------------------------------------------------------------------------------------------------------


Balance at January 1, 1994     $      -        $ -  $     85     $8,990      $(34)      $6,753   $      -    $15,794
Net  income                           -          -         -          -          -       3,328          -      3,328
Translation component                 -          -         -          -       (14)           -          -        (14)
Increase in parent's NOL
 carryforward                         -          -         -       (158)         -           -         -        (158)
Purchase of treasury stock            -          -         -          -          -           -    (1,940)     (1,940)
---------------------------------------------------------------------------------------------------------------------
Balance at December 3l, 1994          -          -        85      8,832       (48)      10,081    (1,940)     17,010
Net loss                              -          -         -          -          -     (10,449)         -    (10,449)
Translation component                 -          -         -          -         11           -          -         11
Purchase of treasury stock            -          -         -          -          -           -     (2,945)    (2,945)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995          -                   85      8,832       (37)        (368)    (4,885)     3,627
Net loss                              -          -         -          -          -     (20,339)         -    (20,339)
Translation component                 -          -         -          -         25           -          -         25
Issuance of preferred stock       4,451          -         -          -          -           -          -      4,451
Accrual of dividends in arrears      59          -         -          -          -         (59)         -          -
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996     $4,510       $  -       $85     $8,832      $(12)    $(20,766)  $(4,885)   $(12,236)
---------------------------------------------------------------------------------------------------------------------

                                       18
See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)

1. SUBSEQUENT EVENT

    On January 21, 1997, Welcome Home, Inc. ("the Company") filed a voluntary petition for relief ("the Filing") under chapter 11 ("Chapter 11") of title 11 of the United States Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York ("the Bankruptcy Court"). In Chapter 11, the Company will continue to manage its affairs and operate its business as a debtor-in-possession while it develops a reorganization plan that will restructure the Company and allow its emergence from Chapter 11. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

    In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of executory contracts, including real property leases. In connection with the Company's Chapter 11 proceedings, a review is being undertaken of all the Company's obligations under its executory contracts, including real property leases.

    Subsequent to the Filing, the Company reached an agreement with Fleet Capital Corporation to provide secured debtor-in-possession financing in the form of a credit facility. The credit facility provides for borrowings dependent upon the Company's level of inventory with maximum borrowings of $12,750. The agreement grants a security interest in substantially all of the Company's assets. Advances under the facility bare interest at the prime rate plus 1.5%. The agreement will terminate on March 31, 1998.

    The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's recent losses from operations and the related Chapter 11 filing raise substantial doubt about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) the ability to obtain and comply with debtor-in-possession financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the ability to achieve profitable operations after such confirmation and (iv) the ability to generate sufficient cash from operations to meet its obligations.

    A plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of this matter.


2. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    The Company, which is a majority-owned subsidiary of Jordan Industries, Inc. ("Jordan Industries") is a retailer of gifts, decorative home furnishings and accessories. The Company offers a broad product line of 6,000 - 10,000 active Stock Keeping Units categorized into 11 basic groups of merchandise; including, textiles, afghans, framed art, home fragrance, stationery, brass, picture frames, doilies, chimes and bird feeders, wood and seasonal products. As of December 31, 1996, the Company operates 186 retail locations in 40 states, all in leased locations. Approximately 96% of the stores are located in outlet malls; accordingly, the Company's results of operations would be significantly impacted by any nationwide trends in customer buying patterns, occupancy expense or other factors affecting these malls.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Home Again Stores Inc. Significant intercompany accounts and transactions among the Company and Home Again Stores Inc. have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES

    Inventories are carried at the lower of cost or market. Cost is determined on the first-in, first-out ("FIF0") basis using the retail inventory method. All inventory consists of finished goods.

    At December 31,1995, the Company recorded a charge against its inventory of $2,379, representing the lower of cost or market adjustment related to inventory items which did not fit the Company's new merchandise strategies or for which the Company owned quantities in excess of that called for by its strategies and were, accordingly, liquidated at reduced prices in 1996. The related charge against earnings is included in "Restructuring charges" in the 1995 Statement of Operations. (See Note 2).

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets and includes amortization of assets held under capital leases. The useful lives of property and equipment for computing book depreciation are five to seven years. For income tax purposes, accelerated depreciation (Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System) methods are used. Amortization of assets capitalized under capital lease obligations is included in depreciation expense.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires, among other things, that the Company consider whether indicators of impairment of long-lived assets held for use are present, that if such indicators are present the Company determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and, if so, that the Company recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value.

    The Company adopted the provisions of SFAS 121 in 1995. Accordingly, the Company evaluated the ongoing value of its property and equipment and determined that leasehold improvements, furniture and fixtures located in unprofitable stores with a carrying value of $1,016 were impaired and that, given the nature of such items, their estimated fair value was insignificant. Accordingly, the Company recorded an impairment loss on such assets in 1995 of $1,016 which is included in "Other non-recurring charges" in the 1995 Statement of Operations.

INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary basis differences that have arisen between financial statement and income tax reporting.

ADVERTISING COSTS

    The Company expenses advertising costs as incurred on an annual basis. Advertising expense amounted to $411, $681 and $1490 in 1996, 1995 and 1994, respectively.

STORE OPENING COSTS

    Salaries, training and travel costs relating to opening new retail locations are expensed as incurred.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share computations in the accompanying consolidated statements of operations are based on the weighted average number of common shares outstanding for each year presented. Earnings (loss) per share include the effect of the cumulative dividends of the Series A Preferred Stock. All share and per share amounts have been retroactively adjusted to reflect the 17 for 1 stock split described in Note 4.

REVENUE RECOGNITION

    Revenue is recognized upon sales to customers.

RECLASSIFICATIONS

    Certain 1995 amounts have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on previously reported net loss or shareholders' equity.

3. RESTRUCTURING CHARGES

    In the fourth quarter of 1995, the Company adopted a restructuring plan. The major elements of the plan included a change in the Company's merchandising strategy and the liquidation of merchandise which was not consistent with that strategy, closing unprofitable stores, and strengthening the Company's executive management team and information systems as necessary to successfully implement the above strategies.
Accordingly, the Company recorded the following restructuring charges.

    (i) The Company recorded a charge of $2,379 against its inventory to reflect the reduction in the value of items owned as of December 31, 1995 which management determined did not fit with the Company's strategy and accordingly, were liquidated at reduced prices in 1996. (ii) The Company recorded a charge of $2,816 against its recorded investment in its information systems as of December 31, 1995. Management determined that these systems will not support its merchandising and other strategies and, therefore, replaced these systems in 1996. (iii) The Company recorded a charge of $526 to reflect the cost of planned store closings in 1996, representing primarily its recorded investment in the related furniture, fixtures and leasehold improvements. (iv) The Company recorded a charge and accrued liability of $192 related to payments due to a former executive in accordance with the Company's employment and severance agreements with that individual.

    The Company continued the implementation of the restructuring plan in 1996. In accordance with the plan, the Company recorded a restructuring charge of $8,106 representing additional costs of closing 38 stores in 1996, the cost of 62 planned store closings in 1997 and severance to two former executives. The store closing costs, $7,233, consist of the write off of the recorded investment in furniture, fixtures and leasehold improvements at these stores, lease termination costs, other related store closing costs. The severance costs for the two former executives amounted to $873.

4.  COMMON AND PREFERRED STOCK TRANSACTIONS

    On September 29, 1994, the Company completed an initial public offering of 2,500,000 shares of its common stock. The net proceeds of the offering after deducting the underwriting discount and offering expenses were approximately $24,825. The net proceeds were used to repay in full on September 29, 1994 a note payable issued by the Company as of September 22, 1994, to Jordan Industries, the Company's parent prior to the completion of the initial public offering, in exchange for 2,500,000 shares of the Company's common stock previously held by Jordan Industries (the "lntercompany Redemption Note"). The Intercompany Redemption Note bore interest at the rate of 10%.

    In addition, on October 13, 1994 the Company utilized the net proceeds from the exercise of the underwriters' over-allotment option of approximately $3,836 to repay in full a note payable issued to Jordan Industries in exchange for 375,000 shares of the Company's common stock previously held by Jordan Industries (the "Intercompany Over-Allotment Redemption Note") on October 11,1994. The Intercompany Over-Allotment Redemption Note bore interest at the rate of 10%.

    Prior to and subsequent to the initial public offering, Jordan Industries owned 92.5% and 58.7% of the Company's outstanding common stock, respectively.

    On May 4,1994, the Company's Board of Directors and shareholders approved an Amended and Restated Certificate of Incorporation (the "Certificate") which provided for, among other things, a 17-for-1 stock split of the outstanding common shares of the Company and the authorization of 13,000,000 shares of common stock, par value $.01, of which 8,500,000 shares are issued. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock spilt.

    The Company incurred interest expense of $48 on the Intercompany Redemption Note and $2 on the Intercompany Over-Allotment Redemption Note. Otherwise, the above transactions had no effect on the Company's consolidated shareholders' equity.

    On November 28, 1994, the Company issued a press release announcing its intention to repurchase shares of its common stock having an aggregate market value of up to $5,000 in the open market. Through December 31,1996 and 1995, the Company had repurchased 1,046,385 shares of its common stock at a total cost of $4,885.

    At December 31, 1996, Jordan Industries owned approximately 66.9% of the Company's outstanding common stock.

     On November 12, 1996, the Company entered into an agreement with Jordan Industries in which the Company issued 4,451 shares of a newly designated class of non-voting Series A Redeemable Preferred Stock to Jordan Industries as repayment of $4,451 outstanding under the Subordinated Credit Agreement. The holders of this preferred stock are entitled to cumulative annual dividends of 10% of the liquidation value of the stock. The Company may not declare or pay any dividend or distribution on any shares of stock that rank junior to the preferred stock as long as any shares of the preferred stock are outstanding. The Company is required to redeem the Preferred Stock ten years from the date of issuance. The Company may, at the discretion of the Board of Directors and the written consent of the holders of the shares, redeem the shares prior to the mandatory redemption date. The redemption can occur through the payment of cash or the issuance of debt or common stock and will be based on the fair market value of the common stock. This preferred stock ranks senior to all other capital stock of the Corporation.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996, and 1995:

                                                              December 31,
                                                             1996        1995
Leasehold improvements                                     $ 2,227    $ 2,536
Fixtures and equipment                                      16,174     15,406
                                                            ------     ------
                                                            18,401     17,942
Less: Accumulated depreciation                             (5,978)     (5,035)
Restructuring                                              (3,860)    (4,081)
                                                           -------    -------
Property and equipment, net after restructuring             $8,563      $8,826
                                                            ======      ======


6. NOTES PAYABLE

    On September 29,1994, the Company entered into a revolving credit agreement with Jordan Industries (the "Intercompany Credit Agreement"). The Intercompany Credit Agreement provided for borrowings of up to $15,000 at an annual interest rate of prime plus 0.5% or LIBOR plus 2.0% and was not subject to availability fees on the unused portion thereof.

    On May 30,1995, the Company closed a Loan and Security Agreement with Fleet Capital Corporation (the "New Bank Credit Facility"). The New Bank Credit Facility provided for borrowings of up to 65% of the Company's Eligible Inventory (as defined therein), with a maximum borrowing of $20,000 (part of which the Company may use to issue documentary and standby letters of credit). Revolving loans bare interest at the lesser of the lender's prime rate or LIBOR plus 2.0%, and the Company paid a monthly fee equal to 1.5% per annum of the average amount of all letters of credit outstanding during each month. The New Bank Credit Facility also provided for an availability fee on unused borrowing capacity equal to 0.25% per annum of the average daily amount during each month by which $20,000 exceeded the sum of all revolving loans made to the Company and all documentary and stand-by letters of credit issued during that period, payable quarterly in arrears.

    On May 15, 1996, the Company closed the Waiver and Amendment No. 1 to the New Bank Credit Facility. As amended, the New Bank Credit Facility provided for up to $4 million in additional borrowings through December 31, 1996. The Company's majority shareholder, Jordan Industries, agreed to purchase a $2 million junior participation in the new bank credit facility. Additional borrowings bare interest at the lesser of the lender's prime rate plus one percent or LIBOR plus three percent.

    The New Bank Credit Facility was secured by substantially all of the Company's assets and contained covenants requiring minimum levels of tangible net worth and cash flow and restricting capital expenditures, mergers and consolidations and the payment of dividends. The original terms of the New Bank Credit Facility was amended in connection with the debtor-in-possession financing (See Note 1).

    At December 31,1996, the Company was in violation of certain financial covenants; however, the lender has waived this violation in connection with the debtor-in-possession financing.

    At Closing, the Company borrowed a total of $12,800 under the New Bank Credit Facility, including a $75 commitment fee payable to the lender and $55 in other closing expenses. At December 31, 1996, borrowings outstanding under the New Bank Credit Facility totaled $12,122 and had a weighted average interest rate of 8.2%.

    Simultaneously with the closing of the New Bank Credit Facility, the Company amended and restated the Intercompany Credit Agreement (as amended and restated, the "Subordinated Credit Agreement"). Under the Subordinated Credit Agreement, the Company can borrow up to $10,000 for the purpose of financing the repurchase of the Company's common stock pursuant to its stock repurchase program and for any other purpose approved by Jordan Industries. The Subordinated Credit Agreement bares interest at LIBOR plus 3.0% or prime plus 1.5% and is secured by a second lien on substantially all of the Company's assets. Unless terminated or otherwise extended by the parties, the Subordinated Credit Agreement expires on August 15, 2000.

    Immediately prior to the closing of the Subordinated Credit Agreement, the Company repaid to Jordan Industries principal and accrued interest due under the Intercompany Credit Agreement totaling $12,270. The remaining principal due under the Intercompany Credit Agreement, $2,500, was rolled over to the Subordinated Credit Agreement. At December 31,1996, borrowings outstanding under the Subordinated Credit Agreement totaled $0 and had a weighted average interest rate of 9.0%.

    On August 22, 1996, the Company issued a promissory note to Jordan Industries for $3,200 to finance the new information systems installed in 1996. The note bares interest at an annual rate of 10.31% and is being repaid in monthly installments through March 1999. At December 31, 1996, the balance of this note was $2,819.

The following summarizes the maturities of the notes payable at December 31, 1996:

    1997                   $13,347
    1998                    1,356
    1999                      239

    Simultaneously with the closing of the New Bank Credit Facility, the Company also entered into a consulting agreement (the "Financial Advisory Agreement") with TJC Management Corporation ("TJC"), an affiliate of Jordan Industries. Under the Financial Advisory Agreement, the Company engaged TJC to render consulting services from time to time in connection with its financial and business affairs. Under the Financial Advisory Agreement, TJC is entitled to receive an investment banking and sponsorship fee of up to 2.0% of the aggregate consideration paid in connection with any sale of substantially all of the Company's common stock or assets, or any purchase by the Company of substantially all of the common stock or assets of another business entity. In addition, TJC is entitled to receive a financial consulting fee of up to 1.0% of the amount of any financing made available to the Company with the assistance of TJC. In connection with the New Bank Credit Facility, the Company paid a $200 fee to TJC.


7.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:
                                    1996       1995      1994
                                    ----       ----      ----
Current:
    Federal                        $   -     $     7   $   107
    State and local                     -         44        52
Deferred                             2,185    (1,241)    1,402
                                     -----     ------    -----
    Total                          $ 2,185   $(1,190)  $ 1,561
                                   -------   --------  -------

     The provision (benefit) for income taxes differs from the amount of income tax expense (benefit) computed by applying the United States federal income tax rate to income (loss) before income taxes. A reconciliation of the differences is as follows

                                                      1996       1995      1994
                                                      ----       ----      ----
Computed Statutory Tax Provision (Benefit)          $   -     $(3,957)   $1,662
Increase (Decrease) Resulting From:
    Increase in Valuation Allowance                  8,886      3,000         -
    State and local Taxes                            (522)       (302)       29
    Other                                              (7)         69      (130)
                                                   -------  ---------   --------
    Provision For Income Taxes                      $2,185    $(1,190)   $1,561
                                                    ======    ========   ======

Deferred income taxes at December 31, 1996 and 1995 consist of the following:
                                                             1996      1995
Current Deferred Tax Assets:
    Inventory Markdowns                                     $1,018   $   881
    Other                                                      269       235
                                                            ------   -------
Total Current Deferred Tax Asset                             1,287     1,116
Less Valuation Allowance                                    (1,287)     (646)
                                                            -------   -------
Net Current Deferred Tax Asset                           $       0   $   470
                                                          ========   =======

Noncurrent Deferred Tax Liabilities:
    Excess Tax Over Book Depreciation                      $ 1,752   $   656
    Other                                                       30        30
                                                           -------    ------
      Total Noncurrent Deferred Tax Liabilities              1,782       686
                                                             -----   -------
Noncurrent Deferred Tax Assets:
    NOL Carryforwards                                        7,721     2,957
    Writedowns of Property and Equipment                     2,651     1,541
    AMT Credit Carryforward                                    114       114
    Other                                                    1,895       143
                                                             -----    ------
      Total Noncurrent Deferred Tax Assets                  12,381     4,755
      Less Valuation Allowance                             (10,599)   (2,354)
                                                           --------   -------
Net Noncurrent Deferred Tax Assets                               0     1,715
                                                         ===========    =====

    For the period from January 1 through September 28, 1994, the Company was included in the consolidated Federal income tax return of Jordan Industries. During this period, the Company generated a net operating loss for Federal income tax purposes which was reflected in Jordan Industries' consolidated Federal income tax return for 1994. Jordan Industries made no payment to the Company related to this benefit, which has been reflected as a reduction of paid-in capital in the Company's consolidated balance sheet as of December 31, 1994.

    For the period from September 29 through December 31, 1994, the Company filed a stand-alone Federal income tax return reflecting the utilization of approximately $5,207 of net operating loss carryforwards to offset its taxable income. The Company's 1994 current Federal income tax expense of $107 represents its estimated alternative minimum tax liability for the period from September 29 through December 31, 1994. For years ending subsequent to December 31, 1994, the Company is filing a stand-alone Federal income tax return. At December 31, 1996, the Company a net operating loss of approximately $22 million which begins expiring in 2010 and is available to offset the Company's future taxable income on a stand-alone basis.

    The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Based upon the uncertainty of future earnings, management believes it is appropriate to fully reserve the deferred tax asset at December 31, 1996. Accordingly, the Company has recorded a charge of $2,185 in 1996 to remove the existing deferred tax asset.


8.  OPERATING LEASES

    The Company leases its administrative facilities under an operating lease with stipulated annual rentals payable monthly. The Company also leases retail outlet stores under operating leases which generally have initial terms of five to ten years with renewal options usually encompassing five to seven additional years. Retail outlet store leases generally provide for minimum rentals plus contingent rentals for (a) a percentage of sales in excess of stated amounts and
(b) a
pro rata share of common area operating expenses. Total rental expense under these operating leases was approximately $8,650, $8,100, and $5,800 for the years ended December 31, 1996, 1995, and 1994, respectively. Contingent rent expense was not material in 1996, l995 and 1994.

      Future minimum lease payments, excluding contingent rentals, (which have not been adjusted for leases that may be rejected as a result of the Company's filing Chapter 11, See Note 1) under noncancelable operating leases with initial or remaining terms of one year or more as of December 31,1996 are as follows:

                   1997                                    $  7,561
                   1998                                       6,939
                   1999                                       6,113
                   2000                                       4,682
                   2001                                       3,659
                   Thereafter                                 7,253


9.  CAPITAL LEASE OBLIGATIONS

     Prior to December 31, 1995, the Company had entered into capital lease obligations for the purchase of computer hardware and software, registers and scanners. This equipment was written off as part of the 1995 restructuring charge. However, the Company still has required payments under the capital leases which have effective interest rates ranging from 9.1% to 11.6%.

    The future minimum lease payments as of December 31, 1996 under the capital lease obligations consist of the following:

            1997                                           $     545
            1998                                                  379
            1999                                                 106
            2000                                                   5
                                                           ---------
        Total                                                  1,035
        Less Amount Representing Interest                       (108)
                                                           ---------
        Present Value of Future Minimum Lease Payments     $     927


10.  OTHER RELATED PARTY TRANSACTIONS

    Prior to September 29,1994, the Company and Jordan Industries were parties to a management consulting agreement (the "Consulting Agreement") under which Jordan Industries provided consulting services to the Company in exchange for management fees payable in accordance with terms stipulated by the Consulting Agreement. The Company incurred fees under the Consulting Agreement of $1,393 for the year ended December 31, 1994.

    Effective September 29,1994, the Company and Jordan Industries entered into an agreement (the "Termination Agreement") under which the Consulting Agreement was terminated and management fees ceased to accrue as of that date. Under the terms of the Termination Agreement, the Company was repaid all accrued and outstanding fees incurred under the Consulting Agreement on December 30,1994.

    The Company purchases inventories from Cape Craftsmen, Inc., affiliated through common ownership. Such purchases amounted to approximately $12,377, $10,677, and $8,966 for the years ended December 31, 1996, 1995, and 1994, respectively.

11. BENEFIT PLANS

    The Company participates in Jordan Industries' defined contribution 401(k) Plan (the "Jordan Plan") effective January 1, 1993 for salaried and hourly employees of the Company. As of July 1, 1995, the Company established the Welcome Home, Inc. 401(k) Savings Plan (the "401(k) Plan") the provisions of which are substantially identical to the Jordan Plan. As of December 31, 1996, 89 employees of the Company participated in the 401(k) Plan. In order to participate in the 401(k) Plan, employees must be at least 21 and have worked at least 1,000 hours during the first 12 months of employment. Each employee may contribute from 1% to 15% of such employee's before-tax wages into the 401(k) Plan. The Company does not currently match employee contributions to the 401(k) Plan.



12.  STOCK OPTION PLAN

   On September 29,1994, the Company's Board of Directors instituted the Welcome Home, Inc. Stock Option Plan (the "Plan"). Under the Plan, options to purchase the Company's common stock and stock appreciation rights are granted for the purpose of attracting and motivating key employees and non-employee directors of the Company. The Plan provides for the issuance of options to purchase 8,000 shares of the Company's common stock to each newly appointed independent director of the Company. Options granted under the Plan on September 29, 1994 were priced at the initial public offering price of $11.00 per share. All options and stock appreciation rights subsequently granted under the Plan are priced at the closing sale price of a share of the Company's common stock on the date of grant on the exchange on which it is traded. All awards under the Plan vest over three or five year period. A total of 300,000 shares of the Company's common stock have been reserved for issuance under the Plan.

   As of December 31, 1996, no stock appreciation rights have been granted under the Plan. Options to purchase the Company's common stock outstanding under the Plan are as follows:


         Date            Expiration           Option      Number
       Granted              Date               Price    Of Shares

       9/24/1994           9/29/2004         $11.00        90,000
      12/21/1994         12/21/2004            5.50        16,000
        2/1/1995           2/1/2005            6.00        40,000
        1/2/1996           1/2/2006            2.75       100,000
       2/14/1996           2/14/2006           2.63        10,000
       4/15/1996           4/15/2006           2.13        10,000
       7/31/1996           7/31/2006           1.25        10,000
       12/9/1996           12/9/2006           1.13         2,700

   No effect is given to the options outstanding as of December 31, 1996 or 1995 in computing earnings per share for the year then ended, as their effect is antidilutive.

   The Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123") at December 31, 1996. In accordance with SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and present pro forma net loss and loss per share. The Company estimated the fair value of the options granted during 1996 and 1995 using a Black-Scholes option pricing model. The following assumptions were used for 1996 and 1995: risk-free interest rate of 6.70% and 6.25%, respectively, no payment dividends, validity factor of .592 and .812, respectively and an expected life of the option of 10 years. The weighted average fair value of options granted during 1996 and 1995 was $2.17 and $4.53 respectively. The effect of applying SFAS 123's fair value method to the Company's stock-based compensation results in a net loss that is not materially different from the amount reported.

13.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth selected financial information for each quarter of the last two years



                                Year Ended December 31,1996
-----------------------------------------------------------------------------
                      First        Second         Third        Fourth
                     Quarter       Quarter        Quarter      Quarter
----------------------------------------------------------------------------


Net Sales             $ 12,482    $ 18,737    $ 20,655    $ 29,981
Gross Profit             5,924       8,081       8,674      10,442
Operating loss          (3,061)     (1,833)     (1,744)     (9,200)
Net loss              $ (2,140)   $ (2,346)   $ (2,330)    (13,523)
Net loss per share*   $  (0.29)   $  (0.31)   $  (0.31)   $  (1.82)


                             Year Ended December 31,1995
-------------------------------------------------------------------------
                      First        Second         Third        Fourth
                      Quarter       Quarter        Quarter      Quarter**
--------------------------------------------------------------------------
Net Sales             $12,137       $17,997        $23,000      $40,032
Gross Profit            5,395         7,857          9,691       12,719
Operating loss         (2,430)         (977)          (121)      (6,446)
Net loss              $(1,571)      $  (872)       $  (382)     $(7,624)
Net loss per share*   $ (0.19)      $ (0.11)       $ (0.05)     $ (1.02)

*The sum of the quarterly loss per share does not equal the annual loss per share due to rounding.

**During the fourth quarter of 1995, the Company recorded $6,929 in restructuring and other non-recurring charges.

During the fourth quarter of 1996, the Company recorded $8,106 in additional restructuring charges. (see Note 3).

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Welcome Home, Inc.

We have audited the accompanying consolidated balance sheets of Welcome Home, Inc. and subsidiary and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Welcome Home, Inc. and subsidiary at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, on January 21, 1997, the Company filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code. This matter raises substantial doubt about its ability to continue as a going concern and recover the carrying amounts of its assets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP



Raleigh, North Carolina
March 25, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the current executive officers and directors of the Company.

     NAME                     AGE     POSITION
     Thomas H. Quinn           49     Chairman of the Board and Chief Executive
                                       Officer
     Mark S. Dudeck            39     Vice President, Treasurer and Chief
                                       Financial Officer
     Edward J. Kleiger         61     Director
     John W. Jordan II         49     Director
     Thomas C. Spielberger     35     Vice President and Secretary
     Gordon L. Nelson, Jr.     39     Vice President and Assistant Secretary

     THOMAS H. QUINN has served as Chairman and Chief Executive Officer of the Company since March 1991. Mr. Quinn has served as President, Chief Operating Officer and a director of Jordan Industries, Inc. ("Jordan Industries"), a privately-held diversified industrial holding company, since 1988. Mr. Quinn is also a director of American Safety Razor Company.

     MARK S. DUDECK was appointed Vice President, Treasurer and Chief Financial Officer of the Company in August 1996. From July 1994 through June 1996, Mr. Dudeck served as Director of Financial Planning and Analysis at Camelot Music, Inc. and from February 1992 through June 1994, he was Director of Investor Relations for Merchantile Stores, Inc.

     EDWARD J. KLEIGER served as President and Chief Operating Officer of the Company from December 1985 until May 1996 and has been a director of the Company since April 1994. Prior to joining the Company, Mr. Kleiger held various senior executive positions with Linens `N Things, an off-price specialty retailer of bed and bath linens and home accessories, owned by the Melville Corporation.

     JOHN W. JORDAN II has served as a director of the Company since March 1991. Mr. Jordan is the founder and managing partner of The Jordan Company. Mr. Jordan is also a director of Jordan Industries, Carmike Cinemas, Inc., American Razor Company and Apparel Ventures, Inc., an affiliate of The Jordan Company.

     THOMAS C. SPIELBERGER has served as the Company's Vice President and Secretary since January1997. Since 1989 Mr. Spielberger has been employed by Jordan Industries, Inc. ("Jordan Industries") and has served as the Vice President, Controller of Jordan Industries since 1993.

     GORDON L. NELSON, JR. has served as Vice President and Assistant Secretary since January 1997. He is a Senior Vice President of Jordan Industries, Inc. ("Jordan Industries"). Prior to joining Welcome Home, Inc. and Jordan Industries, he was a Director at the Bank of Boston.

     All of the Company's executive officers and directors were incumbent in January 1997 when the Company filed a voluntary petition for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. Messr. Jordan was director of Jones Plumbing Systems, Inc. in November 1995 when the company and its wholly owned subsidiary, Jones Manufacturing Company, Inc. (the "Jones Companies"), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Jones Companies' reorganizations were subsequently converted to liquidation proceedings under Chapter 7 of the Bankruptcy Code.
                                       29

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the Company for services rendered during 1996, 1995 and 1994, as applicable, to (i) its chief executive officer, (ii) its only executive officer incumbent at December 31, 1996 who was paid in excess of $100,000 during 1996; and (iii) two individuals who were among its four most highly compensated executive officers during 1996 but no longer were executive officers at December 31, 1996 (the "Named Executives").
                           SUMMARY COMPENSATION TABLE

                                                  Annual            Long - Term
                                               Compensation        Compensation
                                         -------------------------- ----------
                                                                     Securities
                                                                     Underlying
Name and Principal Position              Salary ($)    Bonus ($)     Options (#)
---------------------------              ----------    ---------     -----------

Thomas H. Quinn (1)              1996             0              0          0
Chairman of the Board and Chief
 Executive Officer               1995             0              0          0
                                 1994             0              0          0

Thomas H. Hicks (2)              1996       192,309         20,000    100,000
Chief Operating Officer

Edward J. Kleiger (3)            1996       205,000              0          0
Former President and Chief
 Operating Officer               1995       204,000              0     20,000
                                 1994       188,000              0          0

Dolores R. Kridel (4)            1996       115,000              0          0
Former Vice President
------------------

(1) Does not reflect compensation paid to Mr. Quinn by Jordan Industries, the Company's majority shareholder. See "Item 13. Certain Relationships and Related Transactions."
(2)   Mr. Hicks resigned in February 1997.
(3)   Mr. Kleiger resigned in May 1996. See "-Termination Arrangements."
(4)   Ms. Kridel resigned in January 1996. See "-Termination Arrangements."

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive $8,000 per year for serving as a director of the Company. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors and its committees. Each Independent Director of the Company (as defined in the Option Plan) also is entitled to receive an option to purchase 8,000 shares of the Company's common stock upon his or her appointment to the Board of Directors, subject to certain terms and conditions contained in the Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Jordan, Quinn and Jonathan F. Boucher were members of the compensation committee of the Company's Board of Directors during 1996. Mr. Quinn serves as the Chief Executive Officer and Mr. Boucher served as Vice President of the Company through January, 1997. Neither Mr. Quinn nor Mr. Boucher received compensation during 1996 from the Company for his service as an officer of the Company. Messrs. Jordan, Quinn and Boucher are directors of Jordan Industries. Mr. Quinn also serves on its compensation committee. Jordan Industries is the majority shareholder of, and directly and indirectly engages in certain transactions with, the Company. See "Item 13. Certain Relationships and Related Transactions."

     The following table summarizes certain information with respect to options to purchase the Company's common stock granted to the Named Executives during 1996. The Company did not grant any stock appreciation rights during 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR*


                                                                                        Potential Realizable
                                                                                           Value at Assumed
                                                                                          Annual Rates of
                                                                                            Stock Price
                                                                                          Appreciation for
                                      Individual Grants                                     Option Term
                     ----------------------------------------------------- ----------- -----------------------
                                            Percent of
                         Number of        Total Options
                        Securities          Granted to        Exercise
                        Underlying         Employees in         Price      Expiration
Name                    Options (#)        Fiscal Year      Per Share ($)     Date       5% ($)     10% ($)
-------------------     -----------        -----------      -------------     ----       ------     -------

Thomas H. Hicks           100,000                 75.4             2.75     01/01/06     172,948    438,268



----------------
     All options reported in this table were granted pursuant to the Welcome Home, Inc. Stock Option Plan, which was adopted by the Company on September 29, 1994 (the "Option Plan") and vest in three annual installments commencing on the date of grant.

The following table sets forth certain information regarding the number of securities underlying unexercised options held by the Named Executives and the value of such options at December 31, 1996. No options were exercised by the Named Executives during 1996.

                              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                     AND FISCAL YEAR-END OPTION VALUES


                                 Number of               Value of
                                Securities            Underexercised
                                Underlying             In-the-Money
                                Unexercised             Options at
                                Options at                Fiscal
                              Fiscal Year-End            Year-End
                                    (#)                     ($)
                             --------------------- ----------------------
                               Exercisable/            Exercisable/
  Name                        Unexercisable           Unexercisable
  Thomas H. Hicks               0/100,000                  0/0
  Edward J. Kleiger             20,000/0                   0/0

TERMINATION AGREEMENTS

     EDWARD J. KLEIGER. In September 1994, simultaneously with the completion of its initial public offering, the Company entered into an employment agreement with Mr. Kleiger. Under the agreement, Mr. Kleiger agreed to serve as the Company's President and Chief Operating Officer for a five-year term at an annual base salary of $190,000. The agreement provides for successive one-year extensions unless, 180 days prior to the scheduled expiration date, either the Company or Mr. Kleiger notifies the other of a decision not to extend the agreement. In May 1996, Mr. Kleiger resigned as President and Chief Operating Officer of the Company and, pursuant to the termination provisions of the agreement, will continue to receive payments equal to his base salary through May 1998. The agreement also provides that Mr. Kleiger may not exploit for the benefit of anyone, other than the Company, any Confidential Information (as defined therein) concerning the Company and includes a covenant by Mr. Kleiger not to (i) own or engage in any Competitive Business (as defined therein) which competes with the Company, (ii) induce or otherwise influence certain persons associated with the Competitive Business to employ certain employees of the Company for a period of two years subsequent to termination of his employment.

     DOLORES R. KRIDEL. In connection with her severance from the Company in February 1996, the Company agreed to pay Ms. Kridel an aggregate amount of $192,000, payable ratably over a period that commenced on February 1, 1996 and ends on September 29, 1997.
                                       31

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 1996 certain information with respect to the number of shares of the Company's common stock beneficially owned by (i) each current director of the Company; (ii) each Named Executive;
(iii) all current directors and executive officers of the Company as a group; and (iv) based on information available to the Company and a review of statements filed with the Securities and Exchange Commission pursuant to Section 13(d) and 13(g) of the Securities Act of 1934, as amended (the "Exchange Act"), each person or entity that beneficially owns more than 5% of the Company's common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares indicated as beneficially owned by them.

                                                                 AMOUNT
                                                 AND NATURE
                                               OF BENEFICIAL     PERCENT OF
NAME OF BENEFICIAL OWNER                       OWNERSHIP (1)     CLASS (1)
------------------------                       -------------     ---------

Current Directors and Named Executives

Edward J. Kleiger (2)                                  445,000      6.0%
Dolores R. Kridel (3)                                   85,000      1.1
Thomas H. Hicks (4)                                     33,333       *
Thomas H. Quinn (5)                                      5,000       *
All directors and executive officers as
  a group (7 persons)                                  473,333      6.3

PRINCIPAL SHAREHOLDER
Jordan Industries, Inc. (6)                          4,989,500     66.9%
---------------
(*) Indicates beneficial ownership of less than 1% of the outstanding shares of the Company's common stock.

(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by any other person listed. As of December 31, 199\6, the Company had 7,453,645 shares of common stock outstanding.

(2) Address is c/o Welcome Home, Inc., 309 Raleigh Street, Wilmington, North Carolina 28412. Amount presented includes 20,000 shares subject to an immediately exercisable option.

(3)  Address is 9020 Yellow Pine Court, Weddington, North Carolina 28173

(4) Address is 3318 Providence Plantation Lane, Charlotte, North Carolina 28270. Amount presented consists entirely of shares subject to an option exercisable within the period prescribed by Rule 13d-3(d).

(5) Address is c/o Welcome Home, Inc., 309 Raleigh Street, Wilmington, North Carolina 28412.

(6) Address is Arbor Lake Center, Suite 550, 1751 Lake Cook Road, Deerfield, Illinois, 60015.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SUBORDINATED CREDIT AGREEMENT WITH JORDAN INDUSTRIES

     On May 30, 1995, the Company entered into an amended and restated subordinated credit agreement with Jordan Industries (the "Subordinated Credit Agreement"), the Company's majority shareholder. Under the Subordinated Credit Agreement, the Company (i) may borrow, on a revolving basis for a five-year period, up to $10 million for the purpose of financing repurchases of its common stock pursuant to a stock repurchase program and for other purposes approved by Jordan Industries and (ii) pay interest per annum at approximately prime plus 1.5% or London Interbank Offered Rates plus 3.0%. The Subordinated Credit Agreement is secured by a second lien on substantially all of the Company's assets and contains customary event of defaults and certain covenants that, among other things, require the Company to maintain a minimum net worth and limit the ability of the Company to incur indebtedness, pay dividends, create liens and engage in mergers and consolidations. On November 12, 1996, the Company entered into an agreement with Jordan Industries whereby the Company issued 4,451 shares of a newly designated class of preferred stock to Jordan Industries as repayment of $4.5 million of principal and accrued interest then outstanding under the Subordinated Credit Agreement. Subsequent to this transaction, the Company increased its capacity under the Subordinated Credit Agreement to $10 million, the maximum available under the facility.


CAPE CRAFTSMEN PURCHASES

     Cape Craftsmen, Inc., an affiliate of Jordan Industries ("Cape Craftsmen") supplies various inventory items to the Company. In 1996, the Company purchased approximately $12.4 million of merchandise from Cape Craftsmen, which represented approximately 25% of the Company's total 1996 merchandise purchases. Management believes that the pricing of inventory items purchased from Cape Craftsmen is comparable to that which the Company would obtain from a non-affiliated supplier, while the payment terms extended by Cape Craftsmen are considerably more favorable to the Company than those likely to be extended by a non-affiliated supplier. The Company expects to continue this relationship with Cape Craftsmen so long as its pricing and terms remain competitive.


COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Mr. Quinn does not receive compensation directly from the Company. Rather, Mr. Quinn receives compensation from Jordan Industries in his capacity as its Chief Operating Officer. Prior to the Company's initial public offering in September 1994, Jordan Industries was the Company's corporate parent and is currently the majority shareholder of the Company. Mr. Quinn's duties to the Company include monthly meetings with the Company's executives and day-by-day telephonic contact regarding, among other things, marketing strategy, results of operations, personnel management and financial matters.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

1.   FINANCIAL STATEMENTS. See Index to consolidated Financial Statements at
     Item 8 of this report.

2. FINANCIAL STATEMENT SCHEDULES. See Index to Consolidated Financial Statements at Item 8 of this report. All other schedules are not applicable or the information is presented in the Consolidated Financial Statements.


3.   EXHIBITS. See "Index to Exhibits" on pages 36-38.

(b) REPORTS ON FORM 8-K. On November 12, 1996, the Company filed a current report on Form 8K reporting that it had entered into an exchange agreement with Jordan Industries, whereby Jordan Industries agreed to exchange indebtedness and interest accrued under the Company's credit facility with Jordan Industries for shares of a newly designated class of preferred stock of the Company.

(c)  EXHIBITS. See "Index to Exhibits" on pages 36-38.

(d) FINANCIAL STATEMENT SCHEDULES. See Index to Consolidated Financial Statements at Item 8 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th of April, 1997.

                                        WELCOME HOME, INC.


                                        By:   /S/   Mark S. Dudeck
                                        Name: Mark S. Dudeck
                                        Title: Vice President, Treasurer
                                               and Chief Financial Officer

                                POWER OF ATTORNEY
     Each person whose signature appears below hereby constitutes and appoints Thomas H. Quinn and Mark S. Dudeck, and each of them, the true and lawful attorneys in fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned and to file the same, with all exhibits thereto, in any and all capabilities, to sign any and all amendments (including post-effective exhibits thereto, and other documents in connection therewith) with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities as of the 14th day of April, 1997.


                Signature                                               Title

       /s/   Thomas H.  Quinn                        Chairman of the Board and Chief Executive Officer
                                                     (Principal Executive Officer)
     ------------------------------------
                  Thomas H. Quinn

        /s/   Mark S. Dudeck                         Vice President, Treasurer and Chief Financial Officer
     ------------------------------------            (Principal Financial and Accounting Officer)
                      Mark S. Dudeck

        /s/   Edward J.  Kleiger                    Director

     ------------------------------------
                Edward J. Kleiger

        /s/   John W. Jordan II                      Director
     ------------------------------------
                  John W. Jordan II

        /s/  Thomas C. Spielberger                   Vice President and Secretary
     ------------------------------------
                 Thomas C. Spielberger

        /s/   Gordon Nelson, Jr                      Vice President and Assistant Secretary
     ------------------------------------
             Gordon Nelson, Jr.


                                    FORM 10-K
                                INDEX TO EXHIBITS



                                                                                                Sequentially
                                                                                                Numbered

    3.1  Amended and Restated Certificate of Incorporation of Welcome Home, Inc. (The Registrant') .....(1)

    3.2  Amended and Restated By-laws of the Registrant.................................................(1)

    3.3   Certificate of Designation of Series A and Determination of Rights and
         Preferences of Series A Preferred Stock of the Company.........................................(2)

    4.1  Revolving Note payable by the Registrant to Jordan Industries, Inc.
         Dated May 30, 1995.............................................................................(3)

    4.2  Promissory Note, dated August 21, 1995,  between the Company and
         Dolores Kridel.................................................................................(4)

   10.1  Loan and Security Agreement between the Registrant and Shawmut
         Capital Corporation dated May 30, 1995.........................................................(5)

   10.2  Amended and Restated Credit Agreement between the Registrant and Jordan Industries, Inc. dated May 30, 1995.................................................(6)

   10.3  Financial Advisory Agreement between the Registrant and TJC
         Management Corporation dated May 30, 1995......................................................(7)

   10.4  Trademark Security Agreement between the Registrant and
         Shawmut Capital Corporation dated May 30, 1995.................................................(8)

   10.5  Agreement ('Trademark) between the Registrant and Jordan
         Industries, Inc. Dated May 30, 1995............................................................(9)

   10.7  Pledge Agreement, dated August 21, 1995, between the Company and Dolores Kridel.............................................................................(10)

   10.8  Employment and Non-Competition Agreement, dated February 1,
         1995, between the Company and Neal Walker......................................................(10)

   10.9  Option Agreement, dated February 1, 1995, between the Company and Edward Kleiger.............................................................................(10)

   10.10 Option Agreement, dated February 1, 1995, between the Company and Dolores Kridel.............................................................................(10)

   10.11 Option Agreement, dated February 1, 1995, between the Company and Neal Walker................................................................................(10)

   10.12 Employment and Non-Competition Agreement, dated December 11, 1995 between the Company and Thomas H. Hicks........................................................(11)

   10.13 Option Agreement, dated January 2, 1996 between the Company and
         Thomas H. Hicks................................................................................(11)

   10.14 Agreement and Release dated February 1, 1996 between the Company and Dolores Kridel.............................................................................(11)






   10.15 Exchange Agreement dated November 12, 1996 between the Company and Jordan Industries, Inc.....................................................................(2)

   10.16 Employment and Non-Competition Agreement, dated July 29, 1996 between the Company and Mark S. Dudeck.........................................................(13)

   10.17 Option Agreement, dated July 29, 1996 between the Company and
         Mark S. Dudeck.................................................................................(13)

   99.1  Waiver and Amendment to the Loan and Security Agreement dated May 15, 1996 between the Company and Fleet Capital Corporation..............................................(12)


    * The schedules and exhibits to these agreements have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission ("SEC').

             (1) Incorporated by reference to the exhibits filed with the
                 Registrant's Form 10-Q for the period ended September 30, 1994 (File No.0-24912).

             (2) Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on November 18, 1996 (File No.0-24912).

             (3)Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 30, 1995.


             (4)Incorporated by reference to the exhibits filed with the
                Registrant's Form 10-Q for the period ended September 30, 1995. (File No.0-24912).

             (5) Incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC June 30, 1995.

             (6)Incorporated by reference to Exhibit 99.2 to the Form 8-K filed with the SEC on June 30, 1995.

             (7)Incorporated by reference to Exhibit 99.3 to the Form 8-K filed with the SEC on June 30, 1995.

             (8)Incorporated by reference to Exhibit 99A to the Form 8-K filed with the SEC on June 30, 1995.

             (9)Incorporated by reference to Exhibit 99.5 to the Form 8-K filed with the SEC on June 30, 1995.

             (10) Incorporated by reference to the exhibits filed with the
                Registrant's Form 10-Q for the period ended September 30, 1995. (File No.0-24912).

             (11) Incorporated by reference to the exhibits filed with the
                Registrant's Form 10-Q for the period ended March 31, 1996. (File No.0-24912).

             (12) Incorporated by reference to the exhibits filed with the
                Registrant's Form 10-Q for the period ended June 30, 1996. (File No.0-24912).

             (13) Filed herewith.

                               WELCOME HOME, INC.
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                            (in thousands of dollars)



                                                                           Year Ended December 31,

                                                                       1996         1995         1994
                                                                       ------------------------------


                                VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

Balance, beginning of period                                           3,000           $0         $0

Additions charged to income tax expense                                2,185       $3,000          0

Reductions                                                                 0            0          0
                                                                    --------     --------   --------

Balance, end of period                                                $5,185       $3,000         $0
                                                                      ======       =======        ==



                               ACCUMULATED DEPRECIATED PROPERTY AND EQUIPMENT

Balance, beginning of period                                          $5,035       $3,392     $2,083

Additions charged to depreciation reserve                            (1,153)        2,121      1,325

Reductions                                                           (1,153)         (478)       (16)
                                                                    --------        -----    -------

Balance, end of period                                                $5,978       $5,035     $3,392
                                                                      ======       ======     ======



                                   RESTRUCTURING AND IMPAIRMENT RESERVES

Balance, beginning of period                                          $6,460           $0         $0

Additions charged to restructuring expense                              1,833        6,460          0

Reductions                                                           (4,433)            0          0
                                                                     -------   ----------  ---------

Balance, end of period                                                $3,860       $6,460   $      0
                                                                      ======       ======   ========


