Form 10-K/A
period 1996-12-31
WELCOME HOME INC
filed 1997-04-23
CIK 922817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

FISCAL 1995 AS COMPARED WITH FISCAL 1994

    NET SALES. Net sales for fiscal 1995 increased by $11.5 million, or 14.1%, as compared to fiscal 1994. This increase reflects 26 net additional stores open at the end of fiscal 1995 as compared to fiscal 1994 net of an 8.1% decrease in comparable store sales. The Company believes that the decrease in comparable store sales was due to the weak overall retail environment in 1995, lower traffic levels in outlet malls (where 91% of the Company's stores were located at December 3l, 1995) and a decline in the Company's afghan sales from approximately $15.5 million in fiscal 1994 to approximately $12.8 million in fiscal 1995. Management believes that all of the above contributed to a 6.5% decline in the Company's number of sales transactions on a same store basis in fiscal 1995 as compared to fiscal 1994 as well as a 1.6% decline in the dollar value of the Company's average sales transaction on a same store basis in fiscal 1995 as compared to fiscal 1994.

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


    In October 1995, the Financial Accounting Standards Board issued SFAS No.123 "Accounting for Stock-Based Compensation". SFAS No. 123 requires, among other things, that companies which issue stock, stock options or other stock based compensation to employees either (i) recognize the fair value of such awards as expense over the period in which the employees provide the service (the fair value method") or (ii) provide disclosure of proforma results of operations and earnings per share determined using the fair value method but continue to account for such awards under existing practice. The Company adopted SFAS 123 in 1996 for all awards granted in 1995 and subsequent years. The affect of applying SFAS 123's fair value method to the Company's stock based compensation results in a net loss that is not materially different from the amount reported.


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
----------------------------------------------------------------------------------------------------
                                                                                (in thousands of  dollars


----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                     $     612   $      7
 Inventories                                                                      16,291     16,798
 Prepaid and other assets                                                            626        818
 Deferred income taxes                                                                 -        470
----------------------------------------------------------------------------------------------------
Total Current Assets                                                              17,529     18,093
Property & equipment, net                                                          8,563      8,826
Deferred income taxes                                                                  -      1,715
Other assets                                                                         222        542
----------------------------------------------------------------------------------------------------
  Total Assets                                                                   $26,314    $29,176
====================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
 Notes payable - line of credit                                                $    12,123  $ 5,213
 Note payable to Jordan Industries                                                 1,224          -
 Accounts payable                                                                  3,817     11,390
 Accounts payable to affiliates                                                   11,077      1,087
 Accrued expenses                                                                  2,880      1,595
 Accrued restructuring charges                                                     4,907        448
 Current portion of capital lease obligations                                        473        514
----------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                       36,501     20,247
Capital lease obligations                                                            454      1,174
Note payable to Jordan Industries                                                  1,595      4,128
Shareholders' equity: (deficiency)
  Series A Redeemable Preferred stock,$0.01 par value; 11,100 shares authorized,
   1996-4451 shares issued                                                         4,510          -
  Preferred stock, $0.01 par value; 1,000,000 shares authorized; none
   issued                                                                              -          -
  Common stock, $0.01 par value; 13,000,000 shares authorized;
   8,500,000 shares issued                                                            85         85
Additional paid-in capital                                                         8,832      8,832
Cumulative translation adjustment                                                     (12)      (37)
Retained deficit                                                                 (20,766)      (368)
----------------------------------------------------------------------------------------------------
  Subtotal                                                                        (7,351)     8,512
Less treasury stock, at cost (1996 and 1995-1,046,385 shares)                      4,885      4,885
----------------------------------------------------------------------------------------------------
  Total Shareholders' Equity (Deficiency)                                        (12,236)     3,627
----------------------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity (Deficiency)                     $26,314       $29,176
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