Form 10-Q
period 1997-04-05
WELCOME HOME INC
filed 1997-05-27
CIK 922817

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON,  D C. 20549

                          FORM 10-Q

     (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 1997

     ( )   TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

Commission  File Number  0-24912

                     WELCOME HOME, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE                                       56-1379322

(State or other jurisdiction             (I.R.S. employer
of incorporation or organization)      identification no.)

                   309 D RALEIGH STREET
              WILMINGTON, NORTH CAROLINA 28412
          (Address of  principal executive offices)
                        (Zip code)

                    (910)   791-4312
    (Registrant's telephone number, including area code)

  NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

Number of shares of common stock of registrant outstanding
at May 23, 1997:
7,453,615

                            INDEX

PART I.  FINANCIAL INFORMATION                              Page  No.

ITEM 1.   Financial  Statements

Consolidated Balance Sheets as of  April 5, 1997
 and December 31, 1996                                           3

Consolidated Statements of Operations for the Three Months
 Ended April 5, 1997 and March 23, 1996                          4

Consolidated Statements of Cash Flows for the Three Months
 Ended April 5, 1997 and March 23, 1996                          5

Notes to Consolidated Financial Statements                       7


Item 2.    Management's Discussion and Analysis of
 Financial Condition and Results of Operations                   7


PART II.    OTHER INFORMATION
Other Information                                               10

Signatures                                                      10

                     WELCOME HOME, INC.
                           PART I
Item 1.   Financial Statements

  Consolidated Balance Sheets at April 5, 1997 and December
                          31, 1996
                  (in  thousands of dollars)


                                                      April 5, December 31,
                                                         1997     1996
ASSETS                                              (Unaudited)
Current assets:
 Cash and cash equivalent                             $    653 $    612
 Inventories                                            13,122   16,291
 Prepaid assets                                            395      626

     Total Current Assets                               14,170   17,529
Property & equipment, net                                7,995    8,563
Other assets                                               424      222
Total Assets                                           $22,589  $26,314

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
 Note payable- line of credit                          $10,539  $12,123
 Note Payable to Jordan Industries                           0    1,224
 Accounts payable                                        3,065   14,894
 Accrued expenses                                          620    7,787
 Current portion of capital lease obligation                 0      473

     Total current liabilities                          14,224   36,501
Pre-Petition liabilities:
 Note payable - Line of credit                             571        0
 Accounts payable                                       13,251        0
 Accrued expenses                                        6,174        0
 Capital lease obligation                                  912        0
 Note payable to Jordan Industries                       4,305        0

     Total Pre-Petition liabilities                     25,213        0
Capital lease obligation                                     0      454
Note payable to Jordan Industries                          234    1,595
Shareholders' equity  (deficiency)
   Series A Redeemable Preferred stock, $0.01 par value;
     11,100 shares authorized, 4451 shares issued
                                                          4510     4510
  Common stock, $.01 par value; 13,000,000 shares
     authorized; 8,500,000 shares issued                    85       85
  Preferred stock, $.01 par value; 1,000,000
     shares authorized; none outstanding                     0        0
  Additional paid-in capital                             8,832    8,832
  Cumulative translation adjustment                        (37)     (12)
  Retained earnings (deficit)                          (25,587) (20,766)
     Subtotal                                          (12,197)  (7,351)
       Less treasury stock, at cost
       (1,046,385 shares)                                4,885    4,885

Total  Shareholders' Equity (Deficiency)               (17,082) (12,236)
Total Liabilities and Shareholders' Equity (Deficiency)
                                                       $22,589  $26,314

       See Notes to Consolidated Financial Statements

                          WELCOME HOME, INC.
      Consolidated Statements of Operations for the Three Months
               Ended April 5, 1997 and March 23, 1996
         (in thousands of dollars except per share amounts)
                             (Unaudited)

                                               1997       1996
Net sales                                    $13,324    $12,482

Cost of sales                                  9,079      6,558

Gross margin                                   4,245      5,924

Selling, general and administrative expenses   7,890      8,514
 (excluding depreciation)

Depreciation                                     521        491

Operating loss                                (4,166)    (3,081)
Interest expense:
 Jordan Industries                                 0         89
 Other                                           339        257

Bankruptcy Fees                                  316          0
Other expense                                      0        (31)

Pretax loss                                   (4,821)    (3,396)

Provision (benefit) for income taxes               0     (1,256)

Net loss                                     ($4,821)   ($2,140)

Net loss per share                            ($0.65)    ($0.29)

Weighted average shares outstanding            7,454      7,454
   (in thousands)

        See Notes to Consolidated Financial Statement

                     WELCOME HOME, INC.
            Consolidated Statements of Cash Flows
                 For the Three Months Ended
              April 5, 1997 and March 23, 1996
                  (in thousands of dollars)
                         (Unaudited)

                                                  1997      1996
Cash flows from operating activities:
Net loss                                        ($4,821)  ($2,140)
Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation and amortization                     521       491
  Deferred income taxes                               0    (1,256)
  Changes in operating assets and liabilities:
      Inventories                                 3,169    (2,021)
      Prepaid expenses and other assets             (19)      113
      Accounts payable                            1,422    (1,339)
      Accrued liabilities                          (993)     (756)
      Payables to Jordan Industries               1,720         0

Net cash provided by (used in) operating activities
                                                    999    (6,908)

Cash flows from investing activities:
   Capital expenditures                              95      (173)
   Other                                              0      (180)

Net cash provided by (used in) investing activities  95      (353)

Cash flows from financing activities:
   (Repayments)proceeds from line of credit      (1,013)    7,500
   Other                                            (40)     (124)

Net cash (used in) provided by financing
activities:                                      (1,053)    7,376

Net increase (decrease) in cash and cash equivalents
                                                     41       115
Cash and cash equivalents at beginning of  period   612         7

Cash and cash equivalents at end of period         $653      $122

            See Notes to Consolidated Financial Statements

                    WELCOME  HOME , INC.
 Consolidated Statements of Cash Flows for the Three Months Ended
                 April 5, 1997 and March 23, 1996
                     (in thousands of dollars)
                             (Continued)


                                                    (unaudited)
                                                          1997  1996
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest - third party                               $339  $194

     Income taxes                                           $0   $41









          See Notes to Consolidated Financial Statements

WELCOME HOME, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

(Unaudited)

1.   BASIS OF PRESENTATION

The consolidated financial statements have been prepared by Welcome Home, Inc. (together with its subsidiary the "Company" or "Welcome Home") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31,1996.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods.

The Company's sales volume has historically varied between quarters based on several factors including the Christmas shopping season and accordingly, the results of operations for the three month period ended April 5, 1996 are not necessarily indicative of annual results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

The Company is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 153 stores located primarily in outlet centers in 39 states as of April 5, 1997. Welcome Home's products, which currently range in price from $.25 to $1,500, cover a broad line of 6,000 to 10,000 Stock Keeping Units ("SKU's") and consist of eleven basic groups, including textiles, afghans, framed art, home fragrance, stationery, brass, picture frames, doilies, chimes and bird feeders, wood and seasonal products. The Company's average sales transaction was approximately $16.48 for the quarter ended April 5, 1997 as compared to $13.29 for the quarter ended March 23, 1996.

On January 21, 1997, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy
Code (the "Bankruptcy Code"). During the first quarter of 1997, the Company closed 33 non profitable stores and, as of May 20, 1997 the Company has closed an additional 13 non profitable stores. The Company also plans to close an additional 15 non profitable stores by the beginning of the third quarter. This will result in a core group of approximately 125 stores.

Results of Operations

The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales and certain operating statistics of the Company :

                     Three Months Ended

                                               April 5  March 23
                                                1997      1996

Selected income statement data
as a percentage of net  sales:
Net sales                                        100.0%    100.0%
Cost of sales                                     68.1      52.5
Gross profit                                      31.9      47.5
Selling, general and administrative
expenses  (excluding depreciation)                59.2      68.2
Operating income (loss)                          (31.3)    (24.7)
Interest expense                                   2.5       2.8
Benefit for income taxes                             0     (10.1)
Net income (loss)                                (36.2%)   (17.1%)
Operating  Statistics:
Stores open at period end                          153       215
Total square feet of store space at
       period end (in thousands)                   430       583
Percentage decrease in
         comparable store sales                  (14.7)    (12.0)


Three Months Ended April 5, 1997 as compared to Three Months
Ended March 23, 1996

Net Sales. Net sales for the three months ended April 5, 1997 increased by approximately $0.8 million or 6.7%, as compared to the three months ended March 23, 1996. This increase reflects an additional $1.7 million of sales in 1997 as a result of the first quarter of 1997 having 95 days versus the first quarter of 1996 which had only 83 days. Without the additional days in the 1997 period net sales for the quarter would have declined $0.8 million, or 6.7%. This decline reflects a 14.7% decrease in comparable store sales (as adjusted to reflect the change in number of days during the periods). The Company believes the decrease in comparable store sales was primarily the result of the Company filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in January 1997, which resulted in inventory levels being reduced and lower levels of traffic in outlet malls, where 96% of the Company's stores are located.

Gross Profit. Gross profit for the three months ended April 5, 1997 decreased $1.7 million, or 28.3%, as compared to the three months ended March 23, 1996. The Company recorded large markdowns in the first quarter of 1997 due primarily to liquidation markdowns instituted in the 44 stores that ran "Going Out of Business" sales. The Company recorded unusually low markdowns in the first quarter of 1996 due to discontinued merchandise categories having been included in the Company's restructuring charge recorded in the fourth quarter of 1995.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended April 5, 1997 decreased $0.6 million, or 7.3%, as compared to the three months ended March 23, 1996. Selling, general and administrative expenses as a percentage of net sales decreased to 59.2% for the three months ended April 5, 1997 as compared to 68.2% for the three months ended
March 23, 1996. The decrease is primarily due to the decrease in the average number of stores open for the quarter (42 stores) and the reduction in payroll and occupancy expenses associated with fewer stores. Corporate general and administrative expenses were approximately $1.3 million in the first quarter of both 1997 and 1996.

Interest Expense. Interest expense for both the three months ended April 5, 1997 and the three months ended March 23, 1996, was approximately $0.3 million.

Net Loss. The net loss for the three months ended April 5, 1997 was approximately $4.8 million as opposed to $2.1 million for the three months ended March 23, 1996. The increase occurred primarily as a result of the comparable store sales decline and the increase in markdowns in the first quarter of 1997. Additionally, the Company recorded an income tax benefit of $1.3 million in the first quarter ended March 23, 1996.

Liquidity and Capital Resources

The Company had $25.3 million working capital deficit at April 5, 1997 as compared to $19.0 million deficit at December 31, 1996. The decrease in working capital was due primarily to a decrease in inventory levels from $16.3 million at December 31, 1996 compared to $13.1 million as of April 5, 1997 along with an increase in accounts payables.

On May 15, 1996 the Company closed the Waiver and Amendment
No. 1 to the Loan and Security Agreement (the "New Bank
Credit Facility") with Fleet Capital Corporation (formerly
Shawmut Capital Corporation). The New Bank Credit Facility provided for borrowings of up to 65% of Eligible Inventory
(as defined), with the maximum borrowings of $20 million and also provided for up to $4 million in additional borrowings through December 31, 1996 ("Additional Borrowings"). The
Company's majority shareholder, Jordan Industries Inc.,
("Jordan Industries") purchased a fifty percent participation in the additional borrowings. The new bank facility, as amended, was secured by substantially all of the Company's assets.

On January 21, 1997, in connection with the Chapter 11
Bankruptcy filing, Welcome Home closed the second waiver and amendment to allow for post petition advances up to $12.0 million. This amendment was effective through March 31, 1997.

On March 28, 1997, the Company closed the third waiver and amendment, to continue to allow post petition advances, up to $12.75 million. In connection with this amendment, Jordan Industries purchased a $0.75 million junior participation in this facility. This amendment is effective through March 31, 1998 and it carries an interest rate of 1 1/2% above the lender's prime rate. The Company expects to satisfy its anticipated demands and committments for cash from borrowings under this post-petition credit facility.

Net Operating Loss Carryforward

At December 31, 1996, the Company had approximately $22.3 million in net operating loss carryforwards for Federal income tax purposes. Due to the uncertainty of generating future taxable income, management believes it is appropriate to fully reserve the deferred tax asset.

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

     (b)  REPORTS FILED ON FORM 8-K:


On February 1, 1997, the Company filed a current report on form 8-k reporting that (i) it had filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking reorganization under Chapter 11 of the United States Bankruptcy Code and (ii) the NASDAQ Stock Market, Inc. had notified the Company that its common stock had been delisted from the NASDAQ National Market System due to the Company's failure to meet the total asset and bid price requirements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELCOME HOME. INC.

                                       By:
                                       /s/ Mark S. Dudeck
                                       __________________

                                       Name: Mark S. Dudeck
                                       Title:   Vice President,
                                       Treasurer and
                                       Chief Financial Officer
                                      (Principal Financial Officer)
Date: May 23, 1997