Form 10-Q
period 1997-07-05
WELCOME HOME INC
filed 1997-08-26
CIK 922817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July  05, 1997

 (      ) TRANSITION REPORT UNDER SECTION 13 OR 15 (D)  OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission  File Number  0-24912

                               WELCOME HOME, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                          56-1379322

 (State or other jurisdiction                (I.R.S. employer
of  incorporation or organization)          identification no.)

             309 D RALEIGH STREET, WILMINGTON, NORTH CAROLINA 28412
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

Yes [X]     No [ ]

Number of shares of common stock of registrant outstanding at August 25, 1997:
7,453,615

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE  NO.

ITEM 1. FINANCIAL  STATEMENTS

Consolidated Balance Sheets as of  July 5, 1997
    and December 31, 1996......................................................3

Consolidated Statements of Operations for the Three and Six Months
    Ended July 5, 1997 and June 29, 1996.......................................4

Consolidated Statements of Cash Flows for the Three and Six Months
    Ended July 5, 1997 and June 29, 1996.......................................5

Notes to Consolidated Financial Statements.....................................7


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................7


PART II.    OTHER INFORMATION.................................................10

Signatures....................................................................10

Exhibit Index.................................................................11

                               WELCOME HOME, INC.
                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

        CONSOLIDATED        BALANCE SHEETS AT JULY 5, 1997 AND DECEMBER 31, 1996
                            (in thousands of dollars)

                                                           July 5,     Dec. 31,
                                                             1997        1996
                                                         -----------  ---------
                                                         (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                              $    846   $    612
    Inventories                                              10,733     16,291
    Prepaid assets                                              228        626
                                                          ---------   --------
          Total Current Assets                               11,087     17,529

Property & equipment, net                                     7,441      8,563
Other assets                                                    267        222
                                                          ---------   --------
Total Assets                                                $19,515    $26,314
                                                            =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
    Note payable- line of credit                            $11,089    $12,123
    Note Payable to Jordan Industries                             0      1,224
    Accounts payable                                          3,545     14,894
    Accounts Payable to Jordan Industries                       795          0
    Accrued expenses                                            508      7,787
    Current portion of capital lease obligation                   0        473
                                                      -------------  ---------
         Total current liabilities                           15,937     36,501

Pre-Petition liabilities:
    Accounts payable                                         12,304          0
    Accrued expenses                                          6,941          0
    Capital lease obligation                                    912          0
    Note payable to Jordan Industries                         1,583          0
                                                              -----  ---------
         Total Pre-Petition liabilities                      21,740          0
Capital lease obligation                                          0        454
Note payable to Jordan Industries                             2,223      1,595

Shareholders' equity  (deficiency)
      Series A Redeemable Preferred stock, $0.01 par value;
         11,100 shares authorized, 4,451 shares issued.       4,510      4,510
      Common stock, $.01 par value; 13,000,000 shares
         authorized; 8,500,000 shares issued                     85         85
     Preferred stock, $.01 par value; 1,000,000
         shares authorized; none outstanding                      0          0
     Additional paid-in capital                               8,832      8,832
     Cumulative translation adjustment                          (37)       (12)
     Retained earnings (deficit)                            (28,890)   (20,766)
                                                            --------   --------
         Subtotal                                           (15,500)    (7,351)
              Less treasury stock, at cost
              (1,046,385 shares)                              4,885      4,885
                                                          ---------  ---------
Total  Shareholders' Equity (Deficiency)                    (20,385)   (12,236)
                                                            --------   --------

Total Liabilities and Shareholders' Equity (Deficiency)     $19,515    $26,314
                                                            =======    =======

                 See Notes to Consolidated Financial Statements

                               WELCOME HOME, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JULY 5, 1997 AND JUNE 29, 1996 (in thousands of dollars except per share amounts)
                                   (Unaudited)


                                                 Three Months                 Six Months
                                                     Ended                       Ended
                                              July 5,    June 29,         July 5,     June 29,
                                               1997        1996             1997         1996
                                             (13 wks)    (14 wks)         (26 wks)    (27 wks)

Net  sales                                   $13,735      $18,737       $27,059       $31,219

Cost of sales                                  9,123       10,656        18,202        17,214
                                               -----       ------        ------        ------

Gross margin                                   4,612        8,081         8,857        14,005

Selling, general and administrative expense    6,673        9,431        14,563        17,945
    (excluding depreciation)

Depreciation                                     551          483         1,024           954
                                                 ---          ---         -----           ---

Operating loss                                (2,612)      (1,833)       (6,730)       (4,894)
Interest expense:
   Jordan Industries                               0          102             0           191
   Other                                         436          360           823           637

Bankruptcy Fees                                  255            0           571             0
Other expense                                      0           51             0            19
                                           ---------      -------      --------       -------

Pretax loss                                   (3,303)      (2,346)       (8,124)       (5,741)

Provision (benefit) for income taxes               0            0             0        (1,256)
                                             -------      -------       -------        -------

Net loss                                     ($3,303)     ($2,346)      ($8,124)      ($4,485)
                                             ========     ========      ========      ========

Net loss per share                           ($0.44)      ($0.31)       ($1.09)       ($0.60)
                                             =======      =======       =======       =======

Weighted average shares outstanding            7,454        7,454         7,454         7,454
       (in thousands)


                  See Notes to Consolidated Financial Statement

                               WELCOME HOME, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                         JULY 5, 1997 AND JUNE 29, 1996
                            (in thousands of dollars)
                                   (Unaudited)

                                                              1997      1996
                                                            (26 wks)  (27 wks)
Cash flows from operating activities:
Net loss                                                    ($8,124)  ($4,485)
Adjustments to reconcile net loss to
        net cash used in operating activities:
     Depreciation and amortization                            1,097       998
     Deferred income taxes                                        0    (1,256)
     Changes in operating assets and liabilities:
             Inventories                                      5,558    (4,688)
             Prepaid expenses and other assets                  353       (94)
             Accounts payable                                 1,750       512
             Accrued liabilities                               (338)     (537)
                                                          ---------- ---------

Net cash provided by (used in) operating activities             296    (9,550)

Cash flows from investing activities:
     Capital expenditures                                        25      (669)
     Other                                                        0    (2,237)
                                                           --------    ------

Net cash provided by (used in) investing activities              25    (2,906)

Cash flows from financing activities:
       Proceeds (repayment) from line of credit, net         (1,034)   10,605
       Proceeds (repayment) from Jordan Industries, net         987     2,152
       Loan fees, line of credit, net                             0       (56)
       Other                                                    (40)     (250)
                                                             ------- --------

Net cash (used in) provided by financing activities:            (87)   12,451

Net increase (decrease) in cash and cash equivalents            234        (5)
Cash and cash equivalents at beginning of  period               612         7
                                                             ------  --------

Cash and cash equivalents at end of period                     $846        $2
                                                               ====   =======


                 See Notes to Consolidated Financial Statements

                               WELCOME HOME , INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                         JULY 5, 1997 AND JUNE 29, 1996
                            (in thousands of dollars)
                                   (Unaudited)
                                   (Continued)

                                                              1997       1996
                                                           -------      -----
Supplemental disclosures of cash flow information:

     Cash paid during the period for:

          Interest - third party                              $580       $590
                                                             =====       ====
          Income taxes                                         $79        $43
                                                           =======      =====


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

The Company's sales volume has historically varied between quarters based on several factors including the Christmas shopping season and accordingly, the results of operations for the three month and six month periods ended July 5, 1997 are not necessarily indicative of annual results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 127 stores located primarily in outlet centers in 36 states as of July 5, 1997. Welcome Home's products, which currently range in price from $.25 to $1,500, cover a broad line of 6,000 to 10,000 Stock Keeping Units ("SKU's") and consist of eleven basic groups, including textiles, afghans, framed art, home fragrance, stationery, brass, picture frames, doilies, chimes and bird feeders, wood and seasonal products. The Company's average sales transaction was approximately $17.82 for the quarter ended July 5, 1997 as compared to $15.93 for the quarter ended June 29, 1996.

On January 21, 1997, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). During the first six months of 1997, the Company closed 59 non-profitable stores and as of July 31, 1997 the Company has closed an additional three non-profitable stores. This gives the Company a core group of 124 stores. The Company may close additional stores in late 1997, depending on the performance of the stores as well as obtaining rent concessions from landlords.

RESULTS OF OPERATIONS

The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales and certain operating statistics of the Company :


                                           THREE MONTHS              SIX MONTHS
                                               ENDED                    ENDED
                                      JULY 5       JUNE 29      JULY 5,      JUNE 29,
                                       1997         1996         1997          1996
                                      ------       -------      -------      --------
SELECTED INCOME STATEMENT DATA
AS A PERCENTAGE OF NET  SALES:
Net sales                             100.0%       100.0%       100.0%        100.0%
Cost of sales                          66.4         56.9         67.3          55.1
Gross profit                           33.6         43.1         32.7          44.9
Selling, general and administrative
  expenses  (excluding depreciation)   48.6         50.3         53.8          57.5
Operating loss                        (19.0)        (9.8)       (24.9)        (15.7)
Interest expense                        3.2          2.5          3.0           2.7
Benefit for income taxes                0.0          0.0          0.0           4.0
Net loss                              (24.0)       (12.5)       (30.0)        (14.4)
OPERATING  STATISTICS:
Stores open at period end               127          215          127           215
Total square feet of store space at
  period end (in thousands)             397          585          397           585
Percentage decrease in
  comparable  store sales              (2.1%)      (13.1%)       (7.5%)       (12.7%)


THREE MONTHS ENDED JULY 5, 1997 AS COMPARED TO THREE MONTHS ENDED JUNE 29, 1996

NET SALES. Net sales for the three months ended July 5, 1997 decreased by approximately $5.0 million or 26.7%, as compared to the three months ended June 29, 1996. This decrease reflects a $0.9 million decrease from 1996 due to an additional week in 1996 vs. 1997. $4.2 million of the decrease is attributable to stores closed in the fall of 1996 and the first six months of 1997. Net sales decreased $0.3 million, or 2.6% in comparable store sales (as adjusted to reflect the same number of weeks). The 124 core stores remaining open after July 31, 1997 had an increase in sales of $0.1 million, or 0.8%. These 124 core stores had a comparable store sales decrease of $0.2 million, or 1.7%. The Company believes the decrease in comparable store sales was primarily the result of the Company filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in January 1997, which resulted in inventory levels being reduced and lower levels of traffic in outlet malls, where 96% of the Company's stores are located.

GROSS PROFIT. Gross profit for the three months ended July 5, 1997 decreased $3.5 million, or 43.2%, as compared to the three months ended June 29, 1996. The Company recorded large markdowns in the second quarter of 1997 due primarily to liquidation markdowns instituted in the 26 stores that ran "Going Out of Business" sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended July 5, 1997 decreased $2.8 million, or 29.8%, as compared to the three months ended June 29, 1996. Selling, general and administrative expenses as a percentage of net sales decreased to 48.6% for the three months ended July 5, 1997 as compared to 50.3 % for the three months June 29, 1996. The decrease is primarily due to the reduction in the average number of stores open for the quarter and the reduction in payroll and occupancy expenses associated with fewer stores. Corporate general and administrative expenses decreased $0.5 million, or 25.0% for the three months ended July 5, 1997 compared to the three months ended June 29, 1996. The decrease is primarily due to a reduction in payroll and occupancy expenses associated with a corporate lay-off.

INTEREST EXPENSE. Interest expense for both the three months ended July 5, 1997 and the three months ended June 29, 1996, was approximately $0.4 million.

NET LOSS. The net loss for the three months ended July 5, 1997 was $3.3 million as compared to $2.3 million for the three months ended June 29, 1996. The increase occurred primarily as a result of the comparable store sales decline and the increase in markdowns in the second quarter of 1997.

SIX MONTHS ENDED JULY 5, 1997 AS COMPARED TO SIX MONTHS ENDED JUNE 29, 1996

NET SALES. Net sales for the six months ended July 5, 1997 decreased by approximately $4.2 million or 13.5%, as compared to the six months ended June 29, 1996. This decrease is attributable to stores closed in the fall of 1996 and the first six months of 1997. Net sales decreased $1.6 million, or 7.4% in comparable store sales. The 124 core stores remaining open after July 31, 1997 had a decrease in sales of $0.6 million, or 2.8%. These 124 core stores had a comparable store sales decrease of $1.3 million, or 6.1%. The Company believes the decrease in comparable store sales was primarily the result of the Company filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in January 1997, which resulted in inventory levels being reduced and lower levels of traffic in outlet malls, where 96% of the Company's stores are located.

GROSS PROFIT. Gross profit for the six months ended July 5, 1997 decreased $5.1 million, or 36.4%, as compared to the six months ended June 29, 1996. The Company recorded large markdowns in the first six months of 1997 due primarily to liquidation markdowns instituted in the 62 stores that ran "Going Out of Business" sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended July 5, 1997 decreased $3.4 million, or 19.0%, as compared to the six months ended June 29, 1996. Selling, general and administrative expenses as a percentage of net sales decreased to 53.8% for the six months ended July 5, 1997 as compared to 57.5 % for the six months June 29, 1996. The decrease is primarily due to the decrease in the average number of stores open for the first six months and the reduction in payroll and occupancy expenses associated with fewer stores. Corporate general and administrative expenses decreased $0.3 million, or 9.1% for the three months ended July 5, 1997 compared to the six months ended June 29, 1996.

INTEREST EXPENSE. Interest expense for the six months ended July 5, 1997 and the six months ended June 29, 1996, was $0.8 million.

NET LOSS. The net loss for the six months ended July 5, 1997 was $8.1 million as compared to $4.5 million for the six months ended June 29, 1996. This increase occurred primarily as a result of higher markdowns associated with the liquidation of 62 stores that ran "Going Out of Business" sales and additional expenses associated with the bankruptcy proceedings.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $26.6 million working capital deficit at July 5, 1997, including pre-petition liabilities, as compared to $19.0 million deficit at December 31, 1996. The decrease in working capital was due primarily to a decrease in inventory levels from $16.3 million at December 31, 1996 compared to $10.7 million as of July 5, 1997 along with an increase in accounts payables.

On May 15, 1996 the Company closed the Waiver and Amendment No. 1 to the Loan and Security Agreement (the "New Bank Credit Facility") with Fleet Capital Corporation (formerly Shawmut Capital Corporation). The New Bank Credit Facility provides for borrowings of up to 65% of Eligible Inventory (as defined), with the maximum borrowings of $20 million and also provides for up to $4 million in additional borrowings through December 31, 1996 (`Additional Borrowings"). The Company's majority shareholder, Jordan Industries Inc., ("Jordan Industries") purchased a fifty percent participation in the additional borrowings. The New Bank Credit Facility, as amended, is secured by substantially all of the Company's assets.

On January 21, 1997, in connection with the Chapter 11 Bankruptcy filing, Welcome Home closed the second waiver and amendment to allow for post-petition advances up to $12.0 million. This amendment was effective through March 31, 1997.

On March 28, 1997, the Company closed the third waiver and amendment, to continue to allow post-petition advances, up to $12.75 million. In connection with this amendment, Jordan Industries purchased a $0.75 million junior participation in this facility. This amendment is effective through March 31, 1998 and it carries an interest rate of one and a half percent above the lender's prime rate. The Company expects to satisfy its anticipated demands and commitments for cash from borrowings under this post-petition credit facility.

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


PART II.  OTHER INFORMATION
WELCOME HOME, INC.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS: The separate Index to Exhibits accompanying this filing is incorporated by reference.
    (B)   REPORT ON FORM 8-K.     None.



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


                                            By:
                                            /S/ MARK S. DUDECK
                                    NAME: MARK S. DUDECK
                                    TITLE:   VICE PRESIDENT, TREASURER AND
                                            CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL OFFICER)

Date: August 25, 1997

                                  EXHIBIT INDEX



    INDEX.   DESCRIPTION


     10      Employment and Non Competition Agreement by and between
             R. Thomas Wolfe and the Company

     27      Financial Data Schedule