Form 10-Q
period 1997-10-04
WELCOME HOME INC
filed 1997-11-18
CIK 922817

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON,  D C. 20549

                          FORM 10-Q

     (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 1997

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

                            INDEX

PART I.  FINANCIAL INFORMATION                              Page  No.

ITEM 1.   Financial  Statements

Consolidated Balance Sheets as of October 4, 1997
 and December 31, 1996                                           3

Consolidated Statements of Operations for the Three Months
 Ended October 4, 1997 and October 5, 1996                       4

Consolidated Statements of Cash Flows for the Three Months
 Ended October 4, 1997 and October 5, 1996                       5

Notes to Consolidated Financial Statements                       7


Item 2.    Management's Discussion and Analysis of
 Financial Condition and Results of Operations                   7


PART II.    OTHER INFORMATION                                   10

Signatures                                                      10

Exhibit Index                                                   11

                     WELCOME HOME, INC.
                           PART I
Item 1.   Financial Statements

  Consolidated Balance Sheets at October 4, 1997 and December
                          31, 1996
                  (in  thousands of dollars)


                                                     October 4, December 31,
                                                         1997     1996
ASSETS                                              (Unaudited)
Current assets:
 Cash and cash equivalent                             $    329 $    612
 Inventories                                            14,832   16,291
 Prepaid assets                                            105      626

     Total Current Assets                               15,266   17,529

Property & equipment, net                                6,929    8,563
Other assets                                               265      222
Total Assets                                           $22,460  $26,314

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
 Note payable- line of credit                          $10,557  $12,123
 Note Payable to Jordan Industries                           0    1,224
 Accounts payable                                        6,666   14,894
Accounts Payable to Jordan Industries                    1,159        0
 Accrued expenses                                        2,314    7,787
 Current portion of capital lease obligation                 0      473

     Total current liabilities                          20,696   36,501
Pre-Petition liabilities:
 Accounts payable                                       12,306        0
 Accrued expenses                                        6,646        0
 Capital lease obligation                                  912        0
 Note payable to Jordan Industries                       1,583        0

     Total Pre-Petition liabilities                     21,447        0
Capital lease obligation                                     0      454
Note payable to Jordan Industries                        1,914    1,595
Shareholders' equity  (deficiency)
   Series A Redeemable Preferred stock, $0.01 par value;
     11,100 shares authorized, 4451 shares issued
                                                          4510     4510
  Common stock, $.01 par value; 13,000,000 shares
     authorized; 8,500,000 shares issued                    85       85
  Preferred stock, $.01 par value; 1,000,000
     shares authorized; none outstanding                     0        0
  Additional paid-in capital                             8,832    8,832
  Cumulative translation adjustment                        (37)     (12)
  Retained earnings (deficit)                          (30,102) (20,766)
     Subtotal                                          (16,712)  (7,351)
       Less treasury stock, at cost
       (1,046,385 shares)                                4,885    4,885

Total  Shareholders' Equity (Deficiency)               (21,597) (12,236)
Total Liabilities and Shareholders' Equity (Deficiency)
                                                       $22,460  $26,314

       See Notes to Consolidated Financial Statements

                          WELCOME HOME, INC.
    Consolidated Statements of Operations for the Three and Nine Months
               Ended October 4, 1997 and October 5, 1996
         (in thousands of dollars except per share amounts)
                             (Unaudited)

                                    Three Months        Nine Months
                                        Ended                Ended
                                October 4,  October 5,  October 4,  October 5,
                                   1997        1996        1997        1996
                                 (13 wks)    (14 wks)    (39 wks)    (40 wks)
Net sales                        $13,621     $20,655     $40,679     $51,874

Cost of sales                      7,887      11,981      26,088      29,195

Gross margin                       5,734       8,674      14,591      22,679

Selling, general and admin-
    istrative expenses             5,468       9,950      20,031      27,895
 (excluding depreciation)

Depreciation                         558         501       1,582       1,455

Operating loss                      (292)     (1,777)     (7,022)     (6,671)
Interest expense:
 Jordan Industries                     0          88           0         279
 Other                               341         465       1,165       1,102

Bankruptcy Fees                      363           0       1,134           0
Other expense                          0           0           0          19

Pretax loss                         (996)     (2,330)     (9,321)     (8,071)

Provision (benefit) for
income taxes                          15           0          15      (1,256)

Net loss                         ($1,011)    ($2,330)    ($9,336)    ($6,815)

Net loss per share                ($0.14)     ($0.31)     ($1.25)     ($0.91)

Weighted average shares
   outstanding                      7,454      7,454       7,454       7,454
   (in thousands)

        See Notes to Consolidated Financial Statement

                     WELCOME HOME, INC.
            Consolidated Statements of Cash Flows
                 For the Nine Months Ended
              October 4, 1997 and October 5, 1996
                  (in thousands of dollars)
                         (Unaudited)

                                                  1997      1996
                                                (39 wks)  (40 wks)
Cash flows from operating activities:
Net loss                                        ($9,336)  ($6,815)
Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation and amortization                   1,680     1,525
  Deferred income taxes                               0    (1,256)
  Changes in operating assets and liabilities:
      Inventories                                 1,459    (5,705)
      Prepaid expenses and other assets             380       227
      Accounts payable                            5,237     1,657
      Accrued liabilities                         1,173    (1,471)


Net cash provided by (used in) operating activities
                                                    593   (11,838)

Cash flows from investing activities:
   Capital expenditures                              52    (1,134)


Net cash provided by (used in) investing activities  52    (1,134)

Cash flows from financing activities:
   Proceeds (repayment)from line of
      credit, net                                (1,566)   13,299
   Proceeds (repayment)from Jordan
      Industries, net                               678       562
   Loan fees, line of credit, net                     0      (402)
   Other                                            (40)     (492)

Net cash (used in) provided by financing
activities:                                        (928)   12,967

Net increase (decrease) in cash and cash equivalents
                                                   (283)       (5)
Cash and cash equivalents at beginning of  period   612         7

Cash and cash equivalents at end of period         $329        $2

            See Notes to Consolidated Financial Statements

                    WELCOME  HOME , INC.
     Consolidated Statements of Cash Flows for the Nine Months Ended
                    October 4, 1997 and October 5, 1996
                        (in thousands of dollars)
                               (Unaudited)
                               (Continued)



                                                         1997    1996
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest - third party                              $970    $973

     Income taxes                                          $6     $44


  Non Cash Investing and Financing Activities:

     Capital Leases                                        $0  $3,200






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

The Company's sales volume has historically varied between quarters based on several factors including the Christmas shopping season and accordingly, the results of operations for the three month and nine month periods ended October 4, 1997 are not necessarily indicative of annual results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

The Company is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 124 stores located primarily in outlet centers in 36 states as of October 4, 1997. Welcome Home's products, which currently range in price from $.25 to $1,500, cover a broad line of 2,500 Stock Keeping Units ("SKU's") and consist of six basic groups, including framed art, decorative home textiles, decorative garden, candles, home fragrance, accessory furniture and seasonal gift items. The Company's average sales transaction was approx-imately $18.27 for the quarter ended October 4, 1997 as compared to $15.96 for the quarter ended October 5, 1996, an increase of 14.5%. For the nine months ended October 4, 1997, the average sales transaction increased 15.5% from $15.17 to $17.52.

On January 21, 1997, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy
Code (the "Bankruptcy Code"). During the first nine months of 1997, the Company closed 62 non-profitable stores as of October 4, 1997, this gives the Company 124 stores. The Company may close additional stores in late 1997, depending on the performance of the stores as well as obtaining rent concessions from landlords.

Results of Operations

The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales and certain operating statistics of the Company :

                                   Three Months Ended     Nine Months Ended
                                  October 4  October 5   October 4  October 5
                                     1997       1996        1997       1996
Selected income statement data
as a percentage of net  sales:
Net sales                           100.0%    100.0%       100.0%     100.0%

Cost of sales                        57.9      58.0         64.1       56.3
Gross profit                         42.1      42.0         35.9       43.7
Selling, general and administrative
expenses  (excluding depreciation)   40.1      48.2         49.2       53.8
Operating loss                       (2.1)     (8.6)       (17.3)     (12.9)
Interest expense                      2.5       2.7          2.9        2.7
Benefit (provision) for
   income taxes                      (0.1)      0.0         (0.0)       2.4
Net loss                             (7.4)    (11.3)       (23.0)     (13.1)
Operating  Statistics:
Stores open at period end             124       199          124        199
Total square feet of store space at
   period end (in thousands)          387       546          387        546
Percentage decrease in
   comparable store sales            (5.8%)   (12.6%)       (3.8%)    (14.6%)
Percentage decrease in
   comparable stores/weeks sales      2.4%      n/a         (0.6%)       n/a


Three Months Ended October 4, 1997 as compared to Three Months
Ended October 5, 1996

Net Sales. Net sales for the three months ended October 4, 1997 decreased $7.0 million or 34.0%, as compared to the three months ended October 5, 1996. This decrease reflects a $6.4 million decrease attributable to stores closed in the Fall of 1996 and the first nine months of 1997 along with a $1.2 million decrease due to an additional week in 1996 vs. 1997 offset by new stores opened in 1996. Net sales increased $0.3 million, or 2.4% in comparable store sales (as adjusted to reflect the same number of weeks). The 124 stores remaining open after July 31, 1997 had an increase in sales of $0.6 million, or 4.6%. These 124 stores had a comparable store increase of $0.3 million, or 2.4%.

Gross Profit.  Gross profit for the three months ended October
4, 1997 decreased $2.9 million, or 33.3%, as compared to the three months ended October 5, 1996. The gross margin percentage increased to 42.1% for the three months ended October 4, 1997, as compared to 42.0% for the three months ended October 5, 1996.
The company's improvement in gross margin was achieved despite recording additional markdowns at the beginning of the third quarter of 1997 due primarily to liquidation markdowns instituted in the three stores that ran "Going Out of Business" sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended October 4, 1997 decreased $4.5 million, or 45.0%, as compared to the three months ended October 5, 1996. Selling, general and administrative expenses as a percentage of net sales decreased to 40.1% for the three months ended October 4, 1997 as compared to 48.2% for the three months ended October 5, 1996. The decrease is primarily due to the reduction in the average number of stores open for the quarter and the reduction in payroll and occupancy expenses associated with fewer stores. Corporate general and administrative expenses decreased $0.5 million, or 33.3% for the three months ended October 4, 1997 compared to the three months ended October 5, 1996. The decrease is primarily due to a reduction in payroll and occupancy expenses associated with a corporate layoff.

Interest Expense. Interest expense decreased for the three months ended October 4, 1997 to $0.3 million as compared to $0.6 million for the three months ended October 5, 1996. This decrease is primarily a result of lower debt due to a decrease in merchandise purchases which results in lower inventory levels.

Net Loss. The net loss for the three months ended October 4, 1997 was $1.0 million as compared to $2.3 million for the three months ended October 5, 1996. The decrese occurred primarily as a result of a reduction in the SG&A expenses along with an increase in the gross margin percentage.

Nine Months Ended October 4, 1997 as compared to Nine Months
Ended October 5, 1996

Net Sales. Net sales for the nine months ended October 4, 1997 decreased by $11.2 million or 21.6%, as compared to the nine months ended October 5, 1996. This decrease is attributable to stores closed in the Fall of 1996 and the first nine months of 1997. Net sales decreased $1.3 million, or 3.8% in comparable store sales. The 124 stores remaining open after July 31, 1997 had an increase in sales of $0.1 million, or 0.3%. These 124 stores had a comparable store sales decrease of $1.0 million, or 2.9%. These 124 stores had a comparable store sales (as adjusted to reflect the same number of weeks) increase of $0.1 million, or 0.3%.

Gross Profit. Gross profit for the nine months ended October 4, 1997 decreased $8.1 million, or 35.7%, as compared to the nine months ended October 5, 1996. The Company recorded large markdowns in the first nine months of 1997 due primarily to liquidation mark-downs instituted in the 62 stores that ran "Going Out of Business" sales.

Selling, General and Administrative Expenses.   Selling general and
administrative expenses for the nine months ended October 4, 1997 decreased $7.9 million, or 28.3% as compared to the nine months ended October 5, 1996. Selling, general and administrative expenses as a percentage of net sales decreased to 49.2% for the nine months ended October 4, 1997 as compared to 53.8% for the nine months ended October 5, 1996. The decrease is due primarily to the decrease in the average number of stores open for the first nine months and the reduction in payroll and occupancy expenses associated with fewer stores. Corp-orate general and administrative expenses decreased by $0.5 million, or 11.9% for the nine months ended October 4 1997 as compared to the nine months ended October 5, 1996.

Interest Expense. Interest expense decreased for the nine months ended October 4, 1997, to $1.2 million as compared to $1.4 million for the nine months ended October 5, 1996. This decrease is primarily a result of lower debt due to a decrease in merchandise purchases which results in lower inventory levels.

Net Loss.   The net loss for the nine months ended October 4, 1997
was $9.3 million as compard to a $6.8 million for the nine months ended October 5, 1996. This increase occurred primarily as a result of higher markdowns associated with the liquidation of 62 stores that ran "Going Out of Business" sales and additional expenses associated with the bankruptcy proceedings.


Liquidity and Capital Resources

The Company had $26.9 million working capital deficit at October 4, 1997, including pre-petition liabilities, as compared to $19.0 million deficit at December 31, 1996. The decrease in working capital was due primarily to an increase in accounts payable of $5.2 million, along with a decrease in inventory levels from $16.3 million at December 31, 1996 compared to $14.8 million as of October 4, 1997.

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

On March 28, 1997, the Company closed the third waiver and amendment, to continue to allow post-petition advances, up to $12.75 million. In connection with this amendment, Jordan Industries purchased a $0.75 million junior participation in this facility. This amendment is effective through March 31, 1998 and it carries an interest rate of one and one half percent above the lender's prime rate. The Company expects to satisfy its anticipated demands and committments for cash from borrowings under this post-petition credit facility.




PART II.  OTHER INFORMATION
WELCOME HOME, INC.

     ITEM     6.  EXHIBITS AND REPORTS ON FORM 8-K                          NONE

     (a)  EXHIBITS:  The separate Index to Exhibits accompanying this filing is incorporated by reference.
     (b)  REPORT ON FORM 8-K.   None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELCOME HOME. INC.

                                       By:
                                       /s/ Mark S. Dudeck
                                       __________________

                                       Name: Mark S. Dudeck
                                       Title:   Vice President,
                                       Treasurer and
                                       Chief Financial Officer
                                      (Principal Financial Officer)
Date: November 18, 1997

                           EXHIBIT INDEX

        INDEX                  DESCRIPTION

        27                     Financial Data Schedule