Form 10-K
period 1997-12-31
WELCOME HOME INC
filed 1998-03-31
CIK 922817

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECUITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,991,237 as of March 13, 1998. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose. As of March 13, 1998, there were 7,453,615 shares of the registrant's common stock outstanding.


Documents Incorporated by Reference: None

                            INDEX

                           Part I

Item 1. Business                                           3
Item 2. Properties                                         6
Item 3. Legal Proceedings                                  6
Item 4. Submission of Matters
        to a Vote of Security Holders                      6


                           Part II
Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters                                7
Item 6. Selected Financial Data                            8
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                9
Item 8. Financial Statements and Supplemental Data        12
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure               27



                          Part III
Item 10. Directors and Executive Officers
         of the Registrant                                27
Item 11. Executive Compensation                           28
Item 12. Security Ownership of Certain
         Beneficial Owners and Management                 29                               29
Item 13 Certain Relationships and Related Transactions    30



                           Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                      31


                           Part I
Item 1.  Business

General


  Welcome Home, Inc. (together with its subsidiary, the "Company" or "Welcome Home") is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 124 stores located primarily in factory outlet centers in 36 states. Welcome Home stores offer a broad product line of 1,500 to 2,500 Stock Keeping Units ("SKUs") consisting of 11 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. Welcome Home's products currently range in price up to $1,500, with an average sales transaction for the year ended December 31, 1997 of approximately $18.28.

History


  The predecessor to the Company was originally organized in 1966 as Cape Craftsmen, Inc. ("Cape Craftsmen"), a manufacturer, importer and distributor of a variety of giftware including wood, ceramic, picture frames and brass items, and operated its business through two divisions: the wholesale division (the "Wholesale Division") and the retail division (the "Retail Division"). The business now conducted by the Company was formerly the Retail Division, which began operations in the mid 1970's. Cape Craftsmen was acquired in 1983 in a leveraged buyout and was owned primarily by partners, principals and affiliates of the Jordan Company (the "Jordan Group"). In November 1985, Cape Craftsmen filed for bankruptcy protection pursuant to Chapter 11 under the United States Bankruptcy Code (the "Bankruptcy Code") primarily due to a serious decline in the Wholesale Division's sales.

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

  From 1989 to 1995, the Company expanded from 45 to 215
stores and net sales increased from $13.5 million to $93.2 million. During 1996 and 1997, however, the Company curtailed its expansion into new markets, with only nine new store openings during the period, and closed 100 stores. As a result, net sales decreased to $62.6 million for 1997. In order to restructure its financial obligations and to implement a strategy to reverse declining operating results, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in January 1997. See "Item 3. Legal Proceedings".


Business Strategy

  The Company's objective is to return to profitability by building upon its position as a specialty retailer of home decor and gifts with a national presence in outlet malls. Through our direct sourcing capabilities, Welcome Home offers a unique and often exclusive collection of value priced, fashion forward accents and gifts for the home. This attractive merchandise mix, accompanied by friendly customer service oriented environment, is expected to encourage repeat business as well as a constant flow of new customers shopping in the outlet mall as a destination. To accomplish this objective, the Company's management team has outlined a business strategy for 1998 and beyond which emphasizes the following principles:

  Margin Building. Management believes the key to making Welcome Home a profitable, growth-oriented entity is margin building. During the second half of 1997, the Company was able to increase its margins while continuing to offer
Welcome Home customers competitive pricing. This was accomplished in two ways: first, more direct import buying from better sources, better price negotiation and better product selection; second, identifying quality close out opportunities from domestic sources that offered quick turnover potential at higher margins and lower prices for customers. Implementation of this strategy will continue through 1998 and is expected to result in further improvement in the Company's margin and overall profitability.

  Appropriate Merchandise Mix. During 1998, the Company will continue to modify it merchandise assortment as management identifies new product lines with long-term growth potential. By improving the mix and management of product lines within its assortment plan, the Company will seek to maximize the performance of each store. For example, framed art, furniture, music, fragrance and decorative accessories will take on greater importance in most stores, while decorative home textiles will be reduced. As a result of the implentation of this strategy during 1997, sales of higher margin gift merchandise increased during the fourth quarter of 1997 versus the same period of 1996 and are expected to continue to improve during 1998.

  Aggressive Merchandising and Store Signage.   The success
of the Company's value pricing program during the fourth quarter of 1997 indicates that customers in the outlet mall venue are looking for value. The Company has begun positioning itself to appeal to this market segment by introducing promotional tables and floor stacks of value buys and calling attention to them with larger in-store signage. This program will continue through 1998. Welcome Home also plans to scale back some of the large shelf fixturing in its stores to make room for promotional tables and floor stacks, which will be complimented by a coordinated signage and packaging program.

  Customer Service. Management plans to instill a renewed emphasis throughout the Company on customer service. Welcome Home's new customer service theme will be entitled "Every Customer, Every Day". The theme "Every Customer, Every Day" simply means that every customer will be greeted, helped, and receive special attention when they enter the store. The Company's clean environment, fresh scents, uncluttered cash/wraps, clear comparison pricing, and improved merchandise assortment are expected to enable the Company to keep existing customers and attract new ones.

  Building the Welcome Home Brand. During the second half of 1997, the Company implemented a number of branding programs designed exclusively for Welcome Home. Exclusive Welcome Home merchandise achieves two things: first, it allows the Company to price product based on its value and uniqueness; second, it encourages customers to return to Welcome Home stores either to buy more of that unique Welcome Home product or to see new Welcome Home's products. Where appropriate, the Company will create more exclusive Welcome Home product in 1998.

  Event Marketing. During 1998, creative events in the stores are expected to be a key ingredient in driving sales. While the Company's two major seasonal businesses are Easter in the Spring and Christmas in the Fall, Welcome Home will also provide special products to create events around Valentine's Day, St. Patrick's Day, Mother's Day, Father's Day, the Fourth of July, Halloween and Thanksgiving. Management plans to have the Company's major seasonal programs exclusively designed and packaged for Welcome Home so that the merchandise will be truly unique in the marketplace. By creating weekly events in the stores, manage-ment expects to encourage repeat business and thereby increase net sales.

  Effective Management Information Systems. The Company has implemented a fully integrated retail computer system consisting of inventory control, purchase order management, accounting and general ledger systems. The package selected and installed is currently in use in hundreds of retail chains across the United States and Canada. The systems are designed to provide SKU-level perpetual inventory tracking as well as SKU-level sales tracking. This "core" package was augmented by the purchase of a decision support/marketing system that allows the merchandising and advertising departments the ability to perform strategic promotional advertising by gathering customer purchase information gleaned at the point of sale.

 Targeted Store Growth. As of December 31, 1997, the Company had 124 stores. Four stores were closed in January 1998, bringing the current store count to 120. In 1998, the Company plans to expand the store group into some new outlet mall locations. Management also believes that by moving some current fixturing and taking a low-cost approach to opening these new stores, Welcome Home can accomplish two important goals: first, add sales volume in 1998; and, second, begin the process of improving the store portfolio to include some of the best outlet mall locations in the country.


Purchasing and Distribution

 The Company maintains its own central buying staff, comprised of four senior buyers. Management believes that this centralized purchasing function provides the Company with better control of its inventory and positions it to negotiate cost concessions from vendors. These buyers are responsible for identifying home fashion trends and making sure that the Company's merchandise assortment is current.
These buyers are also responsible for designing and developing proprietary merchandise.

  The Company purchases its merchandise from over 120 suppliers. In 1997, the Company's largest supplier accounted for approximately 38% of the Company's merchandise purchases and the Company's ten largest suppliers accounted for approximately 65% of such purchases. The Company has no long-term contracts for the purchase of merchandise. Although the Company's sales are not dependent on any single supplier, there can be no assurance that the Company's operating results would not be adversely affected if any of its ten largest suppliers were unable to continue to fill the Company's orders for such supplier's products.


  Approximately 60% to 70% of the Company's merchandise is sourced from distributors purchasing abroad. Although the Company believes that it has established close relationships with its principal foreign manufacturing sources, the Company's future success will depend in some measure upon its ability to maintain such relationships. The Company believes that no foreign supplier offers such unique product that it could not be replaced, after temporary shortages, with merchandise from other foreign or domestic suppliers. The Company currently maintains multiple suppliers for each foreign and domestic product category.

  The Company's distribution center, located in Wilmington, North Carolina, is used to temporarily warehouse merchandise, where it is broken down into individual store orders and
shipped directly to store locations.   Approximately 25% of
the total merchandise mix flows through the Wilmington distribution center and is currently being shipped to the stores on a weekly basis. The distribution center is also used to assemble merchandise that is shipped to new stores for initial stocking upon their opening. Otherwise, all domestically sourced inventory is shipped directly to the stores. This strategy avoids incremental costs associated with maintaining inventory on a centralized basis.


Management

  At all store locations, there is a Store Manager and an Assistant Store Manager. Depending on the size and sales volume, the store may have one to four additional Sales Clerks. The Store Manager is responsible for the overall management and maintenance of the store including sales and receipt of merchandise, record-keeping and reporting, displays, customer service and security. The Assistant Store Manager is equally trained in all of these areas. The Store Manager reports to a District Manager. On average, each District Manager has responsibility for 15 stores. As of December 31, 1997, the Company had 9 District Managers.


Employees

  As of December 31, 1997, the Company had 283 full-time and 494 part-time employees. One hundred forty seven employees are in managerial positions, with 14 at the central office, and the remainder in store operations. As of December 31, 1997, the labor force in store operations consisted of 744 people, including 9 District Managers, 124 Store Managers, 117 Assistant Store Managers and 494 hourly, part-time sales clerks and cashiers. None of the Company's employees are covered by collective bargaining agreements. The Company believes that the dedication of its employees is critical to its retailing success, and that its relations with its employees are excellent.


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

 The Company has limited competition with different types of retail stores where some of the Company's products are offered. Many of these competitors have substantially greater financial, marketing, advertising, store distribution and other resources than the Company. The Company also believes that the dedication of its employees and emphasis on customer service provides an important competitive advantage for the Company.


Seasonality

  The Company historically has experienced and expects to continue to experience significant seasonal fluctuations in its net sales and net income. The Company generally has experienced losses and relatively lower sales for the first half of the calendar year as compared to the summer vacation season through the Christmas holiday season. As a result, the Company's outstanding borrowings under its line of credit have been significantly higher during the year than at year end.


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


Item 2. Properties

  The Company had 124 stores as of December 31, 1997, all of which are leased. In most cases, the Company pays a minimum fixed rent plus a contingent rent based on net sales of the store in excess of a certain threshold. Certain of the Company's store leases contain restrictive covenants regarding, among other things, pricing and product offerings, none of which the Company believes have or may have a material adverse effect on the way it conducts its business. The Company currently expects that its policy of leasing rather than owning will continue. The Company's leases generally provide for original lease terms of five or ten years, with renewal options generally for an additional five or seven years at moderately increased rents, generally based upon consumer price indexes.

  The Company's corporate headquarters, which is also leased, is located in Wilmington, North Carolina and occupies 36,500 square feet, of which 26,500 square feet serves as a distribution center and 10,000 square feet serves as office space. The central warehouse is used to temporarily store merchandise for distribution and used to initially stock new stores upon their opening

  The Company's mix of 124 stores at December 31, 1997 consisted of 32 stores of less than 2,400 square feet, 33 stores of 2,400 - 2,800 square feet and 36 stores of 2,800 - 3,300 and 23 stores of 3,300 - 4,600 plus square feet.


Item 3. Legal Proceedings

  On January 21, 1997, the Company filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The filing is intended to allow the Company to restructure its financial obligations through a plan of reorganization. Fleet Capital Corporation has extended a post-petition credit facility to the Company to enable it to continue to conduct its business while the bankruptcy proceeding is pending. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  The Company is not involved in any other legal proceedings which are expected to have a material effect on the Company's results of operations or financial condition, nor is it aware of any threatened litigation.


Item 4. Submission of Matters to a Vote of Security Holders

  No matters were voted upon during the fourth quarter of the year ended December 31, 1997.

                           Part II

Item 5 . Market for Registrant's Common Equity and Related
Stockholder Matters

  The Company's common stock traded on the Nasdaq National
Market System under the symbol "WELC" during 1995 and 1996.

  The Company has not paid dividends since its initial public offering, and does not anticipate paying dividends in the foreseeable future.

 Effective as of the close of business on January 13, 1997, Nasdaq delisted the Company from its National Market System. The common stock is now traded on the OTC Bulletin Board System operated by the National Association of Securities Dealers, Inc. As of March 13, 1998 there were approximately 60 holders of record of the Company's common stock. The Company believes that the number of beneficial holders of its common stock is substantially higher. The following table sets forth the high, low and closing bid prices of the Company's common stock for each quarter in the three year period ended December 31, 1997:

                           First  Second   Third  Fourth
                         Quarter Quarter Quarter Quarter
    1997:
   High bid               $ .75  $ .19   $ .20   $ .20
   Low bid                $ .05  $ .04   $ .08   $ .02
       Closing bid        $ .19  $ .07   $ .16   $ .03


    1996:
   High bid              $ 2.88  $2.25   $1.75   $1.06
   Low bid               $ 2.75  $2.25   $1.50   $ .63
   Closing bid           $ 2.88  $2.25   $1.75   $ .63


 On November 12, 1996, the Company entered into an agreement with Jordan Industries in which the Company issued 4,451 shares of a newly designated class of Series A Redeemable Preferred Stock (the "Series A Preferred Stock") to Jordan Industries as repayment of $4,451,000 outstanding under the Subordinated Credit Agreement. The holders of the Series A Preferred Stock are entitled to cumulative annual dividends of 10% of the liquidation value of the stock. The Company may not declare or pay any dividend or distribution on any shares of stock that rank junior to the Series A Preferred Stock as long as any shares of Series A Preferred Stock are outstanding. The Company is required to redeem the Series A Preferred Stock ten years from the date of issuance. The Company may, at the discretion of the Board of Directors and the written consent of the holders of the Series A Preferred Stock, redeem the shares prior to the mandatory redemption date. The redemption can occur through the payment of cash or the issuance of debt or common stock and will be based on the fair market value of the common stock. This Series A Preferred Stock ranks senior to all other capital stock of the Company.

Item 6.  Selected Financial Data


                                        Year Ended December 31
----------------------------------------------------------------------------
                            1997       1996       1995       1994       1993
----------------------------------------------------------------------------
                                 (in thousands except per share data)
----------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net Sales                 $62,590    $81,855    $93,166    $81,654    $61,633
Gross Profit               23,817     33,121     35,662     35,273     28,207
Selling, general and
  administrative expenses
  (excluding depreciation) 25,397     38,757     36,586     26,798     20,686
Management fees -
   Jordan Industries            -          -          -      1,393      1,782
Restructuring charges           -      8,106      5,913          -          -
Other non-recurring charges     -          -      1,016          -          -
Bankruptcy fees             1,130          -          -          -          -
Operating income (loss)    (4,895)   (15,838)    (9,974)     5,757      4,799
Interest expense Jordan
   Industries                 234        323        655        764        369
Interest expense - other    1,162      1,552        865         83          4
Provision (benefit) for
   income taxes (1)             -      2,185     (1,190)     1,561      1,923
Income (loss) before
   extraordinary item
   and cumulative effect of
   accounting change       (6,266)   (20,339)   (10,449)     3,328      2,441
Net income (loss) (2)     $(6,266)  $(20,339)  $(10,449)    $3,328     $5,213
Basic and diluted loss per
   common share           $ (0.90)  $  (2.74)    $(1.35)    $ 0.39     $ 0.61
Weighted average number of
   common shares
   outstanding (3)          7,454      7,454      7,722      8,479      8,500

SELECTED OPERATING DATA:

Stores opened during the
   period                       0          9         39         34         35
Stores closed during the
   period                      62         38         13          3          4
Number of stores open at
   period end                 124        186        215        189        158
Total square feet of store
   space (in thousands)       350        514        587        488        382
Sales per average square
   foot of total store
   space (4)                 $158       $144       $177       $187       $182
Percentage increase
   (decrease) in comparable
    store sales(5)            2.4%     (15.7)%     (8.1)%      8.4%       6.5%

OTHER OPERATING DATA:
Capital expenditures         $134     $1,638     $5,021      $3,409    $2,896
Depreciation                2,185      2,096      2,121       1,325       940

BALANCE SHEET DATA:
Working capital
     (deficiency)        $(25,084)  $(18,972)   $(2,154)     $7,781    $5,048
Total assets               18,668     26,314     29,176      33,614    26,917
Total debt                  7,556     15,869     11,029       1,660       664
Shareholders' equity
  (deficiency)            (18,527)   (12,236)     3,627      17,010    15,794

     (1) Reflects only state income taxes as the Company and Jordan Industries had Federal net operating loss carryforwards during these periods. See Note 7 to the Consolidated Financial Statements.
     (2) Net income for the year ended December 31,1993 includes a $2.8 million cumulative effect of a change in accounting principle pertaining to the adoption of SFAS 109.
     (3) Reflects weighted average outstanding shares retroactively adjusted to reflect the 17 for 1 stock split in 1994.
     (4) Calculated by dividing the net sales for the period by the average square feet of total store space. The amounts have not been adjusted for the seasonal nature of the Company's sales or for the impact of opening stores in different periods each year.
     (5) Calculated using net sales of stores which have been open during at least one full calendar year.



Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

  The Company is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 124 stores located primarily in factory outlet centers in 36 states as of December 31, 1997. Welcome Home's products, which currently range in price up to $1,500, cover a broad product line of 1,500 to 2,500 Stock Keeping Units ("SKUs") consisting of 11 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. The
Company's  average sales transaction was approximately $18.28 for the year ended December 31, 1997 as compared to $16.12 for the year ended December 31, 1996.

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

 On January 21, 1997, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. In connection with this bankruptcy proceeding, management closed
62 non-profitable stores in 1997 in addition to the 38 stores that were closed in 1996. The Company also closed four stores in January 1998, bringing it to a core group of 120 stores.

 Approximately 60% to 70% of the Company's merchandise is sourced overseas. These imports are purchased with U.S.
dollars and therefore the Company does not engage in any foreign currency hedging activities. Also, of the 124 stores open at December 31, 1997, none were located in a foreign country. Therefore, any exposure to foreign currency exchange rate risks are minimal and are immaterial to the Company's consolidated financial statements.

Results of Operations

 The following table sets forth certain selected income
statement data of the Company expressed as a percentage of
net sales:
                                1997     1996    1995
Net Sales                       100.0%   100.0%   100.0%
Cost of Sales                    61.9     59.5     61.7
Gross Profit                     38.1     40.5     38.3
Selling, General, and
   Administrative Expenses
    (Excluding Depreciation)     40.6     47.3     39.3
Restructuring Charges               -      9.9      6.3
Other non-recurring charges         -        -      1.1
Bankruptcy fees                   1.8        -        -
Operating Loss                   (7.5)   (19.3)   (10.7)
Interest Expense                  2.2      2.3      1.6
Provision (Benefit)For Income
   Taxes                            -      2.7     (1.3)
Net Loss                        (10.0)%  (24.8)%  (11.2)%

Fiscal 1997 as compared with Fiscal 1996

 Net Sales. Net sales for fiscal 1997 decreased by $19.3 million, or 23.5%, as compared to fiscal 1996. This decrease reflects a decline in store count from 186 stores open at December 31, 1996 to 124 at December 31, 1997. Net sales on a comparable store basis increased by $1.3 million, or 2.4%.
The increase in comparable store sales is attributed to modifications of the Company's merchandise assortment implemented during the latter half of 1997. Despite an 8.2% decline in the Company's number of sales transactions on a same store basis in 1997, the Company increased its average sale to $18.45 in 1997, compared to $16.55 in 1996 on a same store basis.

 Gross Profit. Gross profit for fiscal 1997 decreased $9.3 million, or 28.1%, as compared to fiscal 1996, largely reflecting the closure of 62 stores in fiscal 1997. Gross profit as a percentage of sales decreased from 40.5% in fiscal 1996 to 38.1% in fiscal 1997, due primarily to markdowns taken during the first seven months of 1997 on inventory items sold in "Going Out of Business" sales in the stores that were closed. The cost of markdowns decreased to $6.2 million in fiscal 1997 from $7.4 million in fiscal 1996.



  Selling, General and Administrative Expense. Selling, general and administrative expense for fiscal 1997 decreased by $13.4 million, or 34.5%, as compared to fiscal 1996, largely as a result of the Company's store closings in 1996. In addition, selling, and administrative expense as a percentage of net sales decreased to 40.6% in fiscal 1997 as compared to 47.3% in fiscal 1996. This decrease was due to the increase in the Company's comparable store sales of 2.4% in fiscal 1997 and the decrease in home office expenses of $4.5 million in fiscal 1997 as compared to $6.1 million in fiscal 1996. The decrease in home office expenses was due primarily to decreased payroll costs for corporate office personnel associated with a corporate layoff necessitated by the Company's closing of 62 stores in 1997 and 38 stores in 1996.

  Restructuring Charges. In fiscal 1997, the Company did not record any restructuring charges compared to $8.1 million of charges in fiscal 1996. The charges recorded reflect a restructuring plan adopted by management in 1995 and continued in 1996 to close non-profitable stores and severance to two former executives. The Company closed 38 stores in 1996 and 62 stores in 1997 with costs of $7.2 million from the writeoff of the recorded investment in furniture, fixtures and leasehold improvements at these stores, lease termination costs and other related store closing costs. The severance costs for the two former executives amounted to $0.9 million. See Note 3 of the Consolidated Financial Statements.

  Bankruptcy Fees. The Company recorded $1.1 million of bankruptcy fees in fiscal 1997, while no such charges were recorded in fiscal 1996. These charges represent the expenses associated with the Chapter 11 bankruptcy proceedings.

  Interest Expense - Jordan Industries. Interest expense to
Jordan Industries decreased from $0.3 million in fiscal 1996 to $0.2 million in fiscal 1997 primarily as a result of the reduction in the borrowings by the Company with Jordan
Industries.

  Interest Expense - Other. Interest expense - other decreased from $1.6 million in fiscal 1996 to $1.2 million in fiscal 1997 due to lower interest expense on its post-petition credit facility. Borrowings under the facility were lower due to reduced inventory levels required for a fewer number of stores. See Note 6 of the Consolidated Financial
Statements.

  Net Loss. The Company's net loss for fiscal 1997 was $6.3 million, as compared to $20.3 million in fiscal 1996. The decrease in net loss of $14.1 million was due to a $8.1 million decrease in restructuring charges recorded in fiscal
1996; the increase in the Company's comparable store sales in fiscal 1997 of 2.4%, lower selling, general and administrative expenses and interest expense.

Fiscal 1996 as compared with Fiscal 1995

 Net Sales. Net sales for fiscal 1996 decreased by $11.3 million, or 12.1%, as compared to fiscal 1995. This decrease reflects a decline in store count from 215 stores open at December 31, 1995 to 186 at December 31, 1996. Net sales on a comparable store basis declined 15.7%. The decrease in comparable store sales is attributed primarily to lower traffic levels in outlet centers (where 96% of the Company's stores were located at December 3l, 1996). Management believes that the above contributed to a 20.2% decline in the Company's number of sales transactions on a same store basis in fiscal 1996 as compared to fiscal 1995. The decrease in sales transactions was partially offset by the increase in the average sale per transaction from $14.73 in 1995 to $16.12 in 1996.

 Gross Profit. Gross profit for fiscal 1996 decreased $2.5 million, or 7.1%, as compared to fiscal 1995, largely reflecting the 29 net closed stores in fiscal 1996. Gross profit as a percentage of sales increased from 38.3% in fiscal 1995 (before the restructuring charge described below) to 40.5% in fiscal 1996, due primarily to markdowns taken during the fourth quarter of 1995 on inventory items sold during 1996. The cost of markdowns decreased to $7.4 million in fiscal 1996 from $7.5 million in fiscal 1995, due to the restructuring charge taken in 1995.

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

  Restructuring Charges. In fiscal 1996, the Company recorded restructuring charges of $8.1 million, compared to $5.9 million of charges in fiscal 1995. The charges recorded reflect a restructuring plan adopted by management in 1995 and continued in 1996 to close non-profitable stores. These charges were increased due to additional store closings. See
Note 3 of the Consolidated Financial Statements.

  Other Non-Recurring Charges The Company recorded $1.0 million of other non-recurring charges in fiscal 1995, while no such charges were recorded in fiscal 1996. These charges represent the charge against its recorded investment in store furniture, fixtures and equipment which are considered to be impaired under SFAS 121. See Note 2 of the Consolidated
Financial Statements.


  Interest Expense - Jordan Industries. Interest expense to
Jordan Industries decreased to $0.3 million in fiscal 1996 from $0.7 million in fiscal 1995 primarily as a result of the reduction in interest rates incurred by the Company on borrowings from Jordan Industries. The rate on borrowings from Jordan was reduced subsequent to the execution of the Intercompany Credit Agreement on September 29, 1994 and the debt/equity swap which occurred on November 12, 1996. See
Notes 4 and 6 of the Consolidated Financial Statements.

  Interest Expense - Other. Interest expense - other increased to $1.6 million in fiscal 1996 from $0.9 million in fiscal 1995 due to interest expense on the credit facility which closed on May 30, 1995 and the addition of new capital leases during fiscal 1996. See Note 6 of the Consolidated
Financial Statements.

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


Liquidity and Capital Resources

 The Company had a $25.1 million of working capital deficiency at December 31, 1997 compared to a $19.0 million deficiency at December 31, 1996. The increase in working capital deficiency was due primarily to lower inventory levels of $5.4 million attributable to having 186 stores open at December 31, 1996 compared to 124 stores opened at December 31, 1997.

 The Company's net cash provided from operating activities for the year ended December 31, 1997 was $6.3 million as compared to net cash used by operating activities of $4.4 million for the fiscal year ended December 31, 1996. The increase was due to a decreased net loss of $14.1 million.
The net cash used in investing activities for the year ended
December 31, 1997 decreased $1.6 million as compared to the same period in fiscal 1996 was due to lower capital expenditures of $1.5 million. The net cash provided by financing activities for the year ended December 31, 1997 decreased by $13.3 million as compared to the same period in fiscal 1996 due to repayments of $6.2 million under the credit facility in 1997 compared to net borrowings of $6.9 million in 1996. Net property was lowered by $2.1 million at December 31,1997 as compared to December 31,1996 by depreciation expense.

 The Company expects to satisfy its anticipated demands and commitments for cash in the next 12 months from borrowings under the post-petition credit facility extended by Fleet
Capital Corporation. The terms of this facility are as follows:

a)  Borrowing base of $12.75 million.
b)  Commencing on March 30, 1997 until March 31, 1998.
c)  Extended on March 13, 1998 until January 31, 1999.
d)  Secured by substantially all assets of the Company.
e)  Interest calculated at 1 1/2% above prime.


Net Operating Loss Carryforwards and Deferred Tax Assets

  At December 31,1997, the Company had approximately $36.1 million of net operating loss carryforwards for Federal income tax purposes ("NOL's"). See Note 7 of the Consolidated
Fiscal Statements. Due to the uncertainty of generating future taxable income, management believes it is appropriate to fully reserve the deferred tax asset. The Company recorded a charge of $2.2 million in 1996, to increase the valuation allowance.

Adoption of Accounting Standards

 In March 1995, the Financial Accounting Standards Board issued SFAS No.121, "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed Of".
SFAS 121 requires, among other things, that the Company consider whether indicators of impairment of long-lived assets held for use are present, that if such indicators are present the Company determine whether the sum of the estimated undiscounted future cash flows attributable to such assets are less than the carrying amount, and that the Company recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value if the sum of the undiscounted future cash flows are less. The
Company adopted the provisions of SFAS 121 in 1995 and recorded impairment losses of $1.0 million which are included in "other non-recurring charges" in the Consolidated
Statement of Operations for the year ended December 31, 1995.

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

 The Financial Accounting Standards Board issued Statement
No.128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements. Stock options are considered anti-dilutive and therefore have not been included in the computation.

 The Financial Accounting Standards Board issued Statements
No 130, "Reporting Comprehensive Income" and No. 131,
"Disclosures About Segments of and Enterprise and Related
Information", which are both effective for years beginning after December 31, 1997. Statement 130 addresses reporting amounts of other comprehensive income and Statement 131 addresses reporting segment information. The Company does not believe that the adoption of these new standards will have a material impact on its financial statements.

Impact of Inflation

 General inflation has had only a minor effect on the operations of the Company and its internal and external sources for liquidity and working capital.

Year 2000

 The Company has appointed a Year 2000 management committee to conduct an assessment of the Company's internal operations. The assessment, which is currently in progress, addresses all computer systems, applications and any other systems that may be vulnerable to Year 2000 issues. The
Company anticipates addressing all systems during 1998.
While the Company does not believe that the costs associated with addressing Year 2000 issues will be material to the Company's financial statements, business or operations, the Company's assessment of the Year 2000 issues is ongoing and there can be no assurance that the costs of addressing the issues will not have a material impact on the Company's financial statements, business or operations.

Item 8. Financial Statements and Supplemental Data

Index to Consolidated Financial Statements                        Page


Consolidated Balance Sheets at December 31,1997 and 1996            13
Consolidated Statements of Operations for the Years Ended
   December 31,1997,1996 and 1995                                   14
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997, 1996 and 1995                                 15
Consolidated Statements of Shareholders' Equity  (Deficiency)
   for the Years Ended December 31,1997,
     1996 and 1995                                                  17
Notes to Consolidated Financial Statements                          18
Report of Independent Auditors                                      26
Financial Statement Schedule
For the three years ended December 31, 1997:
    Schedule II Valuation and Qualifying Accounts                   35


                     WELCOME HOME, INC.
                 CONSOLIDATED BALANCE SHEETS

                                                At December 31,
                                             1997           1996
--------------------------------------------------------------------------
                                          (in thousands of dollars)
--------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                  $845          $1,715
 Inventories                              10,895          16,291
 Prepaid and other assets                    131             626
--------------------------------------------------------------------------
 Total Current Assets                     11,871          18,632
Property & equipment, net                  6,488           8,563
Other assets                                 309             222
--------------------------------------------------------------------------
  Total Assets                           $18,668         $27,417
==========================================================================
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
 Bank overdraft                             $1,179        $1,103
 Notes payable - line of credit              5,960        12,123
 Note payable to Jordan Industries           1,356         1,224
 Accounts payable                              338         3,817
 Accounts payable to affiliates              4,018        11,077
 Accrued expenses                            4,164         2,880
 Accrued restructuring charges                 605         4,907
 Current portion of capital lease
   obligations                                   0           473
-------------------------------------------------------------------------
  Total Current Liabilities                 17,620        37,604
Capital lease obligations                        0           454
Note payable to Jordan Industries              240         1,595
Pre-petition liabilities:
Accounts payable                             2,843             0
Accounts payable to affiliates              11,046             0
Accrued expenses                             2,133             0
Accrued restructuring charges                3,313             0
-------------------------------------------------------------------------

  Total Pre-petition liabilities            19,335             0

Shareholders' deficit:
  Series A redeemable preferred
    stock, $0.01 par value;
     11,100 shares authorized;
     4,451 shares issued                     4,955         4,510
  Preferred stock, $0.01 par value;
     1,000,000, shares authorized;
      none issued                                -             -
  Common stock, $0.01 par value;
     13,000,000 shares authorized;
      8,500,000 shares issued                   85            85
Additional paid-in capital                   8,832         8,832
Cumulative translation adjustment              (37)          (12)
Retained deficit                           (27,477)      (20,766)
-------------------------------------------------------------------------
  Subtotal                                 (13,642)       (7,351)
    Less treasury stock, at cost
      (1,046,385 shares)                     4,885         4,885
-------------------------------------------------------------------------
    Total Shareholders' Deficit            (18,527)      (12,236)
-------------------------------------------------------------------------
Total Liabilities and Shareholders'
    Deficit                                $18,668       $27,417
=========================================================================

See Notes to Consolidated Financial Statements

                             WELCOME HOME, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Years Ended
                                             December 31,
                                     1997     1996      1995
--------------------------------------------------------------------------
                        (in thousands of dollars except per share data)
--------------------------------------------------------------------------
Net Sales                        $62,590   $81,855   $93,166
Cost of sales                     38,773    48,734    57,504
--------------------------------------------------------------------------
Gross margin                      23,817    33,121    35,662
Selling, general and
   administrative expenses
   (excluding depreciation)       25,397    38,757    36,586
Restructuring charges                  -     8,106     5,913
Other non-recurring charges            -         -     1,016
Bankruptcy fees                    1,130         -         -
Depreciation                       2,185     2,096     2,121
--------------------------------------------------------------------------
Operating loss                    (4,895)  (15,838)   (9,974)
Interest expense - Jordan
   Industries                        234       323       655
Interest expense - other           1,162     1,552       865
Other (income) expense              (25)       441       145
--------------------------------------------------------------------------
Pretax loss                      (6,266)   (18,154   (11,639)
Provision (benefit) for income
   taxes                              -      2,185    (1,190)
--------------------------------------------------------------------------
Net loss                        $(6,266)  $(20,339) $(10,449)
==========================================================================
Net loss available to common
   shareholders                 $(6,711)  $(20,398) $(10,449)
==========================================================================
Basic and diluted loss per
   common share                  $(0.90)    $(2.74)   $(1.35)
==========================================================================

Weighted average common shares
   outstanding (in thousands)     7,454      7,454     7,722
==========================================================================


See Notes to Consolidated Financial Statements

                     WELCOME HOME, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                           1997       1996          1995
-------------------------------------------------------------------------
                                             (in thousands of dollars)
-------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                               $ (6,266)    $(20,339)     $(10,449)
Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
   Depreciation                           2,185        2,096        21,121
   Deferred income taxes                      -        2,185        (1,241)
   Restructuring charges                      -        8,106         5,913
   Other  non-recurring charges               -            -         1,016
 Changes in operating assets and liabilities
   Inventories                            5,396          507         2,484
   Prepaid expenses and other assets        408          208           369
   Accounts payable                        (560)       1,038        (1,023)
   Accrued liabilities                    2,428          837           485
   Income taxes payable                       -            -          (294)
   Payables to Jordan Industries          2,764        1,007             -
---------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities                   6,257       (4,355)         (498)
---------------------------------------------------------------------------
Cash flows used in investing activities:
 Capital expenditures                      (134)      (1,638)       (5,021)
 Other                                      122            -          (100)
---------------------------------------------------------------------------
Net cash used in investing activities:      (12)      (1,638)       (5,121)
---------------------------------------------------------------------------
Cash flows from financing activities:
   (12)      (1,638)       (5,121)
Cash flows from financing activities:
 Proceeds from advances from Jordan
   Industries                                 -        2,000        15,678
 Repayment of advances from Jordan
   Industries                                 -       (2,000)      (12,318)
 Proceeds from line of credit            71,858       63,559        19,650
 Repayments - line of credit            (78,021)     (56,649)      (14,437)
 Purchase of treasury stock                   -            -        (2,945)
 Loan fees - line of credit                   -            -          (390)
 Other                                     (952)        (736)         (448)
----------------------------------------------------------------------------
Net cash (used in) provided by
   financing activities                  (7,115)       6,174         4,790
----------------------------------------------------------------------------
Net (decrease) increase in cash and
   cash equivalents                        (870)         181          (829)
Cash and cash equivalents at beginning
   of period                              1,715        1,534         2,363
---------------------------------------------------------------------------
Cash and cash equivalents at end of
   period                               $   845      $ 1,715       $ 1,534
===========================================================================

                                WELCOME HOME, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (continued)

                                                Years Ended December 31,

                                               1997        1996         1995
----------------------------------------------------------------------------
                                                 (in thousands of dollars)

Supplemental disclosures of cash
   flow information:
 Cash paid during the period for:
  Interest - Jordan Industries               $  234       $    -      $   655
=============================================================================
  Interest - third party                     $1,137       $1,236      $   759
=============================================================================
  Income taxes                               $    -       $   58      $   353
=============================================================================
Noncash investing and financing activities:
  Capital leases                             $    -       $    -      $ 1,255
=============================================================================
  Issuance of preferred stock to repay
    $4,451 of notes payable$                      -       $4,451      $     -
=============================================================================
  Issuance of notes payable to Jordan
   Industries for equipment                  $    -       $3,200      $     -
=============================================================================

See Notes to Consolidated Financial Statements

                           WELCOME HOME, INC.
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
         For the Years Ended December 31, 1995, 1996 and 1997
                        (in thousands of dollars)

                            Series A
                           Redeemable                   Additional
                           Preferred  Preferred  Common  Paid-In
                            Stock      Stock     Stock    Capital   Subtotal


Balance at December 3l,
   1994                      $ -       $  -     $  85    $ 8,832    $ 8,917
Net loss                       -          -         -          -          -
Translation component          -          -         -          -          -
Purchase of treasury stock     -          -         -          -          -
----------------------------------------------------------------------------
Balance at December 31,
   1995                        -          -        85      8,832      8,917
Net loss                       -          -         -          -          -
Translation component          -          -         -          -          -
Issuance of preferred
   stock                   4,451          -         -          -      4,451
Accrual of preferred stock
   dividends in arrears       59          -         -          -         59
---------------------------------------------------------------------------
Balance at December 31,
   1996                    4,510          -        85      8,832     13,427
Net loss                       -          -         -          -          -
Translation component          -          -         -          -          -
Accrual of preferred stock
   dividends in arrears      445          -         -          -        445
---------------------------------------------------------------------------
Balance at December 31,
   1997                   $4,955      $   -       $85     $8,832    $13,872
===========================================================================


                          WELCOME HOME, INC.
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIENCY)
           For the Years Ended December 31, 1995, 1996 and 1997
                      (in thousands of dollars)
                            (continued)

                                                Retained
                                  Translation   Earnings   Treasury
                          Subtotal Component    (Deficit)   Stock      Total
----------------------------------------------------------------------------
Balance at December 31,
   1994                   $ 8,917  $  (48)       $10,081  $ (1,940)  $17,010
Net loss                        -       -        (10,449)        -   (10,449)
Translation component           -      11              -         -        11
Purchase of Treasury
   stock                        -       -              -    (2,945)   (2,945)
-----------------------------------------------------------------------------
Balance at December 31,
   1995                     8,917     (37)          (368)   (4,885)    3,627
Net loss                        -       -        (20,339)        -   (20,339)
Translation component           -      25              -         -        25
Issuance of preferred
   stock                    4,451       -              -         -     4,451
Accrual of dividends in
   arrears                     59       -            (59)        -         -
----------------------------------------------------------------------------
Balance at December 31,
    1996                   13,427     (12)       (20,766)   (4,885)  (12,236)
Net loss                        -       -         (6,266)        -    (6,266)
Translation component           -     (25)             -         -       (25)
Accruals of dividends
   in arrears                 445       -           (445)        -         -
----------------------------------------------------------------------------
Balance at December 31,
   1997                   $13,872   $ (37)      $(27,477)  $(4,885) $(18,527)
=============================================================================

                See Notes to Consolidated Financial Statements

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands of dollars)

1. Chapter 11 Bankruptcy Proceedings

 On January 21, 1997, Welcome Home, Inc. (the "Company") filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). In Chapter 11, the Company will continue to manage its affairs and operate its business as a debtor-in-possession while it develops a reorganization plan that will restructure the Company and allow its emergence from Chapter 11. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

 In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of executory contracts, including real property leases. In connection with the Company's Chapter 11 proceedings, a review has been undertaken of all the Company's obligations under its executory contracts, including real property leases.

 The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's recent losses from operations and the related Chapter 11 proceedings raise substantial doubt about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) the ability to obtain and comply with debtor-in-possession financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the ability to achieve profitable operations after such confirmation and (iv) the ability to generate sufficient cash from operations to meet its obligations.

 A plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of this matter.

Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claim arose, or are based on events that occurred, on or before January 21, 1997. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Court's determination of the allowed amount of contingent or other disputed claims. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of impaired prepetition creditors and stockholders and confirmation by the court. Liabilities subject to compromise in accompanying consolidated balance sheets represent the Company's estimate of liabilities as of December 31, 1997, subject to adjustment in the reorganization process.


2. Accounting Policies

Description of Business


    The Company, which is a majority-owned subsidiary of Jordan Industries, Inc. ("Jordan Industries"), is a retailer of gifts, decorative home furnishings and accessories. Jordan Industries owns approximately 67% of the Company's outstanding common stock. The Company offers a broad product line of 1,500 - 2,500 Stock Keeping Units categorized into 11 basic groups of merchandise; including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. As of December 31, 1997, the Company operated 124 retail locations in 36 states, all in leased locations. Approximately 96% of the stores are located in outlet malls; accordingly, the Company's results of operations would be significantly impacted by any nationwide trends in customer buying patterns, occupancy expense or other factors affecting these malls.

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

The carrying values of property and equipment are reviewed if the facts and circumstances indicate potential impairment of their carrying value. Any impairment in the carrying value of such intangibles is recorded when identified. In 1995, the Company determined that certain property and equipment at unprofitable stores was impaired and recorded a charge of $1,016. This charge is included at "Other non-recurring charges" in the Statement of Operations for the year ended December 31, 1995.

Income Taxes

 The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary basis differences that have arisen between financial statement and income tax reporting.

Advertising Costs

 The Company expenses advertising costs as incurred on an annual basis. Advertising expense amounted to $111, $411 and $681 in 1997, 1996, and 1995, respectively.

Store Opening Costs

 Salaries, training and travel costs relating to opening new retail locations are expensed as incurred.

Cash Equivalents

 The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Net Loss Per Share

 In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS128 requirements. Stock options are considered anti-dilutive and therefore have not been included in the computation.

Revenue Recognition

 Revenue is recognized upon sales to customers.

Reclassifications

 Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on previously reported net loss or shareholders' deficit.

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

  The Company continued the implementation of the restructuring plan in 1996. In accordance with the plan, the Company recorded a restructuring charge of $8,106 representing additional costs of closing 38 stores in 1996, the cost of 62 planned store closings in 1997 and severance to two former executives. The store closing costs, $7,233, consist of the write off of the recorded investment in furniture, fixtures and leasehold improvements at these stores, lease termination costs and other related store closing costs. The severance costs for the two former executives amounted to $873.

  As of December 31, 1997, accrued restructuring charges consist of landlord rejection claims on leases for closed stores, estimated costs of closing four stores in 1998 and severance for a former executive. The decrease in the restructuring accrual during 1997 is related to primarily to payments made for expenses associated with closing stores totaling $275 and severance payments made to a former executive totaling $225.


4.   Shareholders' Equity (Deficit)

Series A Redeemable Preferred Stock

  On November 12, 1996, the Company entered into an agreement with Jordan Industries in which the Company issued 4,451 shares of a newly designated class of non-voting Series A Redeemable Preferred Stock to Jordan Industries as repayment of $4,451 outstanding under the Subordinated Credit Agreement. The holders of this series of preferred stock are entitled to cumulative annual dividends of 10% of the liquidation value of the stock. The Company recorded an accrual for the preferred stock dividends in arrears of $445 and $59 during the years ended December 31, 1997 and 1996, respectively. No dividends were paid by the Company during 1997 and 1996. The Company may not declare or pay any dividend or distribution on any shares of stock that rank junior to this series of preferred stock as long as any shares of the series are outstanding. The Company is required to redeem this series of the preferred stock ten years from the date of issuance. The Company may, at the discretion of the Board of Directors and the written consent of the holders of the shares, redeem the shares prior to the mandatory redemption date. The redemption can occur through the payment of cash or the issuance of debt or common stock and will be based on the fair market value of the common stock. This series of preferred stock ranks senior to all other capital stock of the Company.

Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No.
128,  Earnings per share:

                                         December 31,
                                          1997           1996          1995
     Numerator:
      Net loss                       $  (6,266)    $  (20,339)     $(10,449)
      Cumulative preferred stock
        dividends                         (445)           (59)            -
                                         ------       --------      -------
     Numerator for basic and
        dilutive earnings per share -
     Loss available to common
         shareholders                $  (6,711)      $(20,398)     $(10,449)

     Denominator:
      Denominator for basic and
        dilutive earnings per share -
         Weighted average shares         7,454          7,454         7,722
                                        ------         ------        ------
      Basic and diluted loss
         per share                     $ (0.90)       $ (2.74)      $ (1.35)
                                       ========       ========      ========

5. Property And Equipment

Property and equipment consists of the following at December
31, 1997, and 1996:

                                                 December 31,
                                              1997         1996

Leasehold improvements                    $  1,584     $  2,227
Fixtures and equipment                      12,944       16,174

                                            14,528       18,401
Less:  Accumulated depreciation             (6,644)      (5,978)
Restructuring reserve                       (1,396)      (3,860)

Property and equipment, net                 $6,488       $8,563


6. Notes Payable

  On September 29,1994, the Company entered into a revolving credit agreement with Jordan Industries (the "Intercompany
Credit Agreement"). The Intercompany Credit Agreement provided for borrowings of up to $15,000 at an annual interest rate of prime plus 0.5% or London Interbank Offered
Rates ("LIBOR") plus 2.0% and was not subject to availability fees on the unused portion thereof.

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

  On May 15, 1996, the Company closed the Waiver and Amendment No. 1 to the New Bank Credit Facility. As amended, the New Bank Credit Facility provided for up to $4 million in additional borrowings through December 31, 1996. The Company's majority shareholder, Jordan Industries, agreed to purchase a $2 million junior participation in the New Bank Credit Facility. Additional borrowings bear interest at the lesser of the lender's prime rate plus one percent or LIBOR plus three percent.

  The New Bank Credit Facility was secured by substantially all of the Company's assets and contained covenants requiring minimum levels of tangible net worth and cash flow and restricting capital expenditures, mergers and consolidations and the payment of dividends. The original terms of the New Bank Credit Facility was amended in connection with the debtor-in-possession financing.

 Simultaneously with the closing of the New Bank Credit Facility, the Company amended and restated a credit agreement with its parent company, Jordan Industries, ("The Subordinated Credit Agreement"). Under the Subordinated Credit Agreement, the Company can borrow up to $10,000 for the purpose of financing the repurchase of the Company's common stock pursuant to its stock repurchase program and for any other purpose approved by Jordan Industries. The Subordinated Credit Agreement bears interest at LIBOR plus 3.0% or prime plus 1.5% and is secured by a second lien on substantially all of the Company's assets. Unless terminated or otherwise extended by the parties, the Subordinated Credit Agreement expires on August 15, 2000.

  Subsequent to filing Chapter 11, the Company reached an agreement with Fleet Capital Corporation to provide secured debtor-in possession financing in the form of a credit facility. The credit facility provides for borrowings dependent upon the Company's level of inventory with maximum borrowings of $12,750. The agreement grants a security interest in substantially all of the Company's assets. Advances under the Subordinated Credit Agreement were $5,960 and $12,123 and had a weighted average interest rate of 9.6% and 8.2%, respectively. On March 13, 1998, the Company reached an agreement with Fleet Capital Corporation to extend the credit facility until January 31, 1999.

  On August 22, 1996, the Company issued a promissory note to Jordan Industries for $3,200 to finance the new information systems installed in 1996. The note bears interest at an annual rate of 10.31% and is being repaid in monthly installments through March 1999. The balance of this note was $1,596 at December 31, 1997 and $2,819 at December 31, 1996.

     The following summarizes the maturities of the notes payable at December 31, 1997:
                              1998        $1,356
                              1999           240
                                          ------
                                          $1,596
                                          ======

  The Company estimates that the fair value of notes payable approximates the carrying value based upon its effective borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the fair value of these amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

7. Income Taxes

The provision (benefit) for income taxes consists of the
following:
                                          1997        1996       1995
                                          ----        ----       ----
Current:
 Federal                                 $  -         $  -       $  7
 State and local                            -            -         44
Deferred                                    -        2,185     (1,241)
                                         ----        -----     -------
  Total                                  $  -       $2,185    $(1,190)
                                         =====      ======    ========


  The provision (benefit) for income taxes differs from the
amount of income tax expense (benefit) computed by applying
the United States federal income tax rate to income (loss)
before income taxes. A reconciliation of the differences is
as follows:
                                       1997        1996       1995
                                       ----        ----       ----
Computed Statutory Tax
   Provision (Benefit)               $(2,131)    $(6,172)   $(3,957)
Increase (Decrease) Resulting From:
   Increase in Valuation Allowance     2,325       8,886      3,000
   State and local Taxes                (194)       (522)      (302)
   Other                                   -          (7)        69
                                       ------      ------     ------
   Provision For Income Taxes        $     -      $2,185    $(1,190)
                                     ========     =======   ========

Deferred income taxes at December 31, 1997 and 1996 consist
of the following:
                                             1997         1996
                                             ----         ----
Current Deferred Tax Assets:
   Inventory Markdowns                    $    92      $ 1,018
   Other                                      138          269
                                          -------       ------
Total Current Deferred Tax Asset              230        1,287
Less Valuation Allowance                     (230)      (1,287)
                                          --------      -------
Net Current Deferred Tax Asset            $     -      $     -
                                          ========     ========

Noncurrent Deferred Tax Liabilities:
   Excess Tax Over Book Depreciation      $  883       $ 1,752
   Other                                      30            30
                                          ------       -------
    Total Noncurrent Deferred Tax
      Liabilities                            913         1,782
                                          ------       -------
Noncurrent Deferred Tax Assets:
   NOL Carryforwards                      12,813         7,721
   Writedowns of Property and Equipment      517         2,651
   AMT Credit Carryforward                   114           114
   Other                                   1,450         1,895
                                          ------         -----
    Total Noncurrent Deferred Tax Assets  14,894        12,381
    Less Valuation Allowance             (13,981)      (10,599)
                                         --------      --------
Net Noncurrent Deferred Tax Assets      $      -      $      -
                                        =========     =========

   At December 31, 1997, the Company had a net operating loss carryforward of approximately $36 million which begins expiring in 2010 and is available to offset the Company's future taxable income on a stand-alone basis.

  The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Based upon the uncertainty of future earnings, management believes it is appropriate to fully reserve the deferred tax asset at December 31, 1997 and 1996. The Company recorded a charge of $2,185 in 1996 to reserve the existing deferred tax asset.


8. Operating Leases

  The Company leases its administrative facilities under an operating lease with stipulated annual rentals payable monthly. The Company also leases retail outlet stores under operating leases which generally have initial terms of five to ten years with renewal options usually encompassing five to seven additional years. Retail outlet store leases generally provide for minimum rentals plus contingent rentals for (a) a percentage of sales in excess of stated amounts and
(b) a pro rata share of common area operating expenses. Total rental expense under these operating leases was approximately $5,279, $8,650 and $8,100 for the years ended December 31, 1997, 1996, and 1995, respectively. Contingent rent expense was not material in 1997, l996 and 1995.

   Future minimum lease payments, excluding contingent rentals, (which have not been adjusted for leases that have been or may be rejected as a result of the Company's filing Chapter 11, See Note 1) under noncancelable operating leases with initial or remaining terms of one year or more as of December 31,1997 are as follows:

          1998                  $  7,084
          1999                     6,321
          2000                     4,839
          2001                     3,744
          2002                     2,985
          Thereafter               4,257
                                 $29,230


9. Other Related Party Transactions

  The Company purchases inventories from Cape Craftsmen,
Inc., an affiliate through common ownership. Such purchases amounted to approximately $10,541, $12,377 and $10,677, for the years ended December 31, 1997, 1996, and 1995, respectively.

10. Benefit Plans

  The Company participated in Jordan Industries' defined contribution 401(k) Plan (the "Jordan Plan") effective January 1, 1993 for salaried and hourly employees of the Company until June 30, 1995. As of July 1, 1995, the Company established the Welcome Home, Inc. 401(k) Savings Plan (the "401(k) Plan"), the provisions of which are substantially identical to the Jordan Plan. As of December 31, 1997, 81 employees of the Company participated in the 401(k) Plan. In order to participate in the 401(k) Plan, employees must be at least 21 and have worked at least 1,000 hours during the first 12 months of employment. Each employee may contribute from 1% to 15% of such employee's before-tax wages into the 401(k) Plan. The Company does not currently match employee contributions to the 401(k) Plan.



11. Stock Option Plan

 On September 29,1994, the Company's Board of Directors instituted the Welcome Home, Inc. Stock Option Plan (the "Plan"). Under the Plan, options to purchase the Company's common stock and stock appreciation rights are granted for the purpose of attracting and motivating key employees and non-employee directors of the Company. The Plan provides for the issuance of options to purchase 8,000 shares of the Company's common stock to each newly appointed independent director of the Company. Options granted under the Plan on September 29, 1994 were priced at the initial public offering price of $11.00 per share. All options and stock appreciation rights subsequently granted under the Plan are priced at the closing sale price of a share of the Company's common stock on the date of grant on the exchange on which it is traded. All awards under the Plan vest over a three or five year period. A total of 300,000 shares of the Company's common stock have been reserved for issuance under the Plan.

 As of December 31, 1997, no stock appreciation rights have been granted under the Plan. Options to purchase the Company's common stock outstanding under the Plan are as follows:

                             Number of Shares      Weighted Average

                              Available for     Awards       Exercise
                                  Grant       Outstanding      Price
                              -------------   -----------    --------

     December 31, 1994           194,000        106,000        $10.17
     Granted                     (40,000)        40,000         $6.00
     Exercised                         -              -             -
     Terminated                        -              -             -
                              ----------------------------------------
     December 31, 1995           154,000        146,000         $9.03
     Granted                    (132,700)       132,700         $2.55
     Exercised                         -              -             -
     Terminated                   15,000        (15,000)       $11.00
                             -----------------------------------------
     December 31, 1996            36,300        263,700         $5.65
     Granted                           -              -             -
     Exercised                         -              -             -
     Terminated                   59,200        (59,200)        $7.87
                             ----------------------------------------
     December 31, 1997            95,500        204,500         $5.01
                             ========================================

 Approximately 40,000 outstanding options were exercisable at December 31, 1997. Exercise prices for awards outstanding as of December 31, 1997 ranged from $1.13 to $11.00. The weighted average remaining contractual life of those awards is 7.6 years. The weighted average exercise price of outstanding exercisable awards at December 31, 1997 is $2.57.

 No effect is given to the options outstanding as of December
31, 1997, 1996 or 1995 in computing earnings per share for the year then ended, as their effect is anti-dilutive.

 The Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in 1996. In accordance with SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and present pro forma net loss and loss per share. The Company estimated the fair value of the options granted during 1996 and 1995 using a Black-Scholes option pricing model. There were no options granted during 1997. The following assumptions were used for 1996 and 1995:

                               1996         1995
                               ----         ----
     Risk free interest rate  6.70%        6.25%
     Dividend yield              0%           0%
     Volatility factor         .592         .812
     Expected life           10 years     10 years

The Company's proforma information for the years ended
December 31, is as follows:

                                          1997      1996       1995
                                          ----      ----       ----
     Proforma net loss available
       to common shareholders          $ (6,826) $(20,466)  $(10,482)
     Proforma basic and diluted
       loss per common share             $(0.92)   $(2.75)    $(1.36)


12.  Selected Quarterly Financial Data (Unaudited)

The table below sets forth selected financial information for each quarter of the last two years


                                   Year Ended December 31,1997
----------------------------------------------------------------------
                              First     Second    Third     Fourth
                              Quarter   Quarter   Quarter   Quarter
----------------------------------------------------------------------
Net Sales                     $13,324   $13,735   $13,621   $21,910
Gross Profit                  $ 4,245   $ 4,612   $ 5,734   $ 9,226
Operating profit (loss)       $(4,166)  $(2,612)  $  (292)  $ 2,175
Net profit (loss)             $(4,821)  $(3,303)  $(1,011)  $ 2,869
Net profit (loss) available
   to common shareholders     $(4,932)  $(3,414)  $(1,122)  $ 2,757
Basic and diluted income
 (loss) per share             $ (0.66)  $ (0.46)  $ (0.15)  $  0.37


                                  Year Ended December 31,1996
------------------------------------------------------------------------
                              First     Second    Third     Fourth
                              Quarter   Quarter    Quarter   Quarter**
------------------------------------------------------------------------
Net Sales                     $12,482   $18,737   $20,655   $ 29,981
Gross Profit                  $ 5,924   $ 8,081   $ 8,674   $ 10,442
Operating loss                $(3,061)  $(1,833)  $(1,744)  $ (9,200)
Net loss                      $(2,140)  $(2,346)  $(2,330)  $(13,523)
Net profit (loss) available
   to common shareholders     $(2,140)  $(2,346)  $(2,330)  $(13,582)
Basic and diluted loss
   per share*                 $ (0.29)  $ (0.31)  $ (0.31)  $  (1.82)


*The sum of the quarterly loss per share does not equal the annual loss per share due to rounding.

** During the fourth quarter of 1996,  the Company recorded
$8,106 in restructuring charges.
(see Note 3).

               REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Welcome Home, Inc.

We have audited the accompanying consolidated balance sheets of Welcome Home, Inc. and subsidiary and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Welcome Home, Inc. and subsidiary at December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note 1 of the Notes to the Consolidated Financial Statements, on January 21, 1997, the Company filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code. This matter raises substantial doubt about the Company's ability to continue as a going concern and recover the carrying amounts of its assets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Ernst & Young,  LLP


Raleigh, North Carolina
March 13, 1998

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                          Part III


Item 10. Directors and Executive Officers of the Registrant

  The following table sets forth certain information regarding the current executive officers and directors of the Company.

  Name                    Age      Position

  Thomas H. Quinn         50       Chairman of the Board and Chief Executive
                                    Officer
  John J. Hillmann        52       President
  R. Thomas Wolfe         58       Vice President, Chief Operating Officer
  Mark S. Dudeck          40       Vice President, Treasurer and
                                    Chief Financial Officer
  Edward J. Kleiger       62       Director
  John W. Jordan II       50       Director
  Thomas C. Spielberger   36       Vice President and Secretary
  Gordon L. Nelson, Jr.   40       Vice President and Assistant Secretary

  Thomas H. Quinn has served as Chairman and Chief Executive Officer of the Company since March 1991. Mr. Quinn has served as President, Chief Operating Officer and a director of Jordan Industries, a privately-held diversified industrial holding company, since 1988. Mr. Quinn is also a director of American Safety Razor Company.

  John J. Hillmann has served as President of Welcome Home since May 1997 and has served as President of Cape Craftsmen since June, 1992.

  R. Thomas Wolfe has served as Vice President and Chief
Operating Officer since May 1997. Prior to joining the
Company, Mr. Wolfe was President of the Bombay Company -
Canada from January 1991 through December 1996.

  Mark S. Dudeck was appointed Vice President, Treasurer and Chief Financial Officer of the Company in August 1996. From July 1994 through June 1996, Mr. Dudeck served as Director of Financial Planning and Analysis at Camelot Music, Inc. and from February 1992 through June 1994, he was Director of Investor Relations for Mercantile Stores, Inc.

  Edward J. Kleiger served as President and Chief Operating
Officer of the Company from December 1985 until May 1996 and has been a director of the Company since April 1994.

  John W. Jordan II has served as a director of the Company since March 1991. Mr. Jordan is the founder and managing partner of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also a director of Jordan Industries, Carmike Cinemas, Inc., American Safety Razor Company and Apparel Ventures, Inc., an affiliate of The Jordan Company.

  Thomas C. Spielberger has served as the Company's Vice President and Secretary since January 1997. Since 1989, Mr. Spielberger has been employed in various positions by Jordan Industries, Inc. and has served as the Senior Vice President of Finance and Accounting since January 1998 and Vice President, Controller of Jordan Industries since January 1993.

  Gordon L. Nelson, Jr. has served as Vice President and Assistant Secretary since January 1997. He is a Senior Vice President of Jordan Industries, Inc.. Prior to joining Welcome Home and Jordan Industries, he was a Director at the Bank of Boston from January 1992 through December 1996.

  All of the Company's executive officers and directors with the exception of Messrs. Hillmann and Wolfe, were incumbent in January 1997 when the Company filed a voluntary petition for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. Mr. Jordan was director of Jones Plumbing Systems, Inc. in November 1995 when the company and its wholly owned subsidiary, Jones Manufacturing Company, Inc. (the "Jones Companies"), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Jones Companies' reorganizations were subsequently converted to liquidation proceedings under Chapter 7 of the Bankruptcy Code.

Item 11. Executive Compensation

Executive Compensation

  The following table sets forth certain information regarding compensation paid by the Company for services rendered during 1997, 1996 and 1995, as applicable, to (i) its chief executive officer, (ii) its three most highly compensated employees at December 31, 1997 who were paid in excess of $100,000 during 1997; and (iii) one individual who was among its four most highly compensated employees during 1997 but no longer is an executive officer at December 31, 1997 (the "Named Executives").

                 Summary Compensation Table

                                             Annual       Long-Term
                                          Compensation   Compensation
----------------------------------------------------------------------
                                                            Securities
                                                            Underlying
Name and Principal Position        Salary($)   Bonus($)     Options (#)


Thomas H. Quinn (1)          1997         0         0              0
Chairman of the Board and    1996         0         0              0
Chief Executive Officer      1995         0         0              0

R. Thomas Wolfe              1997   128,950         0              0
Chief Operating Officer      1996         -         -              -
                             1995         -         -              -

Mark S. Dudeck               1997   115,000    33,333              0
VP, Treasurer and CFO        1996    50,799         -         10,000
                             1995         -         -              -

Robert E. Wood               1997   105,000    25,333              0
Chief Information Officer    1996    69,709         -         10,000
                             1995         -         -              -

Edward J. Kleiger (2)        1997    205,000        0              0
Former President and Chief   1996    205,000        0              0
Operating Officer            1995    204,000        0         20,000

__________________

(1) Does not reflect compensation paid to Mr. Quinn by Jordan Industries, the Company's majority shareholder. See "Item 13. Certain Relationships and Related Transactions."
(2)   Mr. Kleiger resigned in May 1996. See "Termination
  Agreement"

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

Compensation Committee Interlocks and Insider Participation

  Messrs. Jordan and Quinn were members of the compensation committee of the Company's Board of Directors during 1997. Mr. Quinn serves as the Chief Executive Officer. Mr. Quinn received no compensation during 1997 from the Company for his service as an officer of the Company. Messrs. Jordan and Quinn are directors of Jordan Industries. Mr. Quinn also serves on its compensation committee. Jordan Industries is the majority shareholder of, and directly and indirectly engages in certain transactions with, the Company. See "Item
13. Certain Relationships and Related Transactions."

Aggregated Option Exercises in Last Fiscal Year and Fiscal
Year-End Option Values

                             Number of          Value of
                            Securities        Underexercised
                            Underlying         In-the-Money
                            Unexercised         Options at
                            Options at            Fiscal
                           Fiscal Year-End       Year-End
                                (#)                 ($)
                       -----------------------------------------
                           Exercisable/         Exercisable/
          Name            Unexercisable        Unexercisable
      ______________      _____________        _____________

      Mark S. Dudeck       3,333/6,666                 0/0
      Robert E. Wood       3,333/6,666                 0/0
      Edward J. Kleiger   20,000/0                     0/0


Termination Agreement

  In September 1994, simultaneously with the completion of its initial public offering, the Company entered into an employment agreement with Mr. Kleiger. Under the agreement, Mr. Kleiger agreed to serve as the Company's President and Chief Operating Officer for a five-year term at an annual base salary of $190,000. The agreement provides for successive one-year extensions unless, 180 days prior to the scheduled expiration date, either the Company or Mr. Kleiger notifies the other of a decision not to extend the agreement. In May 1996, Mr. Kleiger resigned as President and Chief Operating Officer of the Company and, pursuant to the termination provisions of the agreement, will continue to receive payments equal to his base salary through September 1999. The agreement also provides that Mr. Kleiger may not exploit for the benefit of anyone, other than the Company, any Confidential Information (as defined therein) concerning the Company and includes a covenant by Mr. Kleiger not to (i) own or engage in any Competitive Business (as defined therein) which competes with the Company, (ii) induce or otherwise influence certain persons associated with the Competitive Business to employ certain employees of the Company for a period of two years subsequent to termination of his employment.


Item 12. Security Ownership of Certain Beneficial Owners and
Management

  The following table sets forth as of December 31, 1997 certain information with respect to the number of shares of the Company's common stock beneficially owned by (i) each current director of the Company; (ii) each Named Executive;
(iii) all current directors and executive officers of the Company as a group; and (iv) based on information available to the Company and a review of statements filed with the Securities and Exchange Commission pursuant to Section 13(d) and 13(g) of the Securities Act of 1934, as amended (the "Exchange Act"), each person or entity that beneficially owns more than 5% of the Company's common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares indicated as beneficially owned by them.

                                             Amount
                                           and Nature
                                         of Beneficial      Percent of
Name of Beneficial Owner                  Ownership(1)       Class(1)

Current Directors and Named Executives

Edward J. Kleiger (2)                       445,000            6.0%
Mark S. Dudeck (3)                            3,333              *
Robert E. Wood (3)                            3,333              *
Thomas H. Quinn (4)                           5,000              *
All directors and executive officers        472,908            6.3
as a group (7 persons)

Principal Shareholder
Jordan Industries, Inc. (4)               4,989,500           66.9%

_______________
(*) Indicates beneficial ownership of less than 1% of the outstanding shares of the Company's common stock.
(1) Calculated pursuant to Rule 13d-3(d) under the Exchange
  Act. Under Rule 13d-3(d), shares not outstanding which are subject to options exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by any other person listed. As of December 31, 1997, the Company had 7,453,645 shares of common stock outstanding.
(2) Address is c/o Welcome Home, Inc., 309 Raleigh Street, Wilmington, North Carolina 28412. Amount presented includes 20,000 shares subject to an immediately exercisable option.
(3) Address is c/o Welcome Home, Inc., 309 Raleigh Street, Wilmington, North Carolina 28412
(4) Address is Arbor Lake Center, Suite 550, 1751 Lake Cook Road, Deerfield, Illinois, 60015.

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


Cape Craftsmen Purchases

  Cape Craftsmen, Inc., an affiliate of Jordan Industries ("Cape Craftsmen") supplies various inventory items to the Company. In 1997, the Company purchased approximately $10.5 million of merchandise from Cape Craftsmen, which represented approximately 38% of the Company's total 1997 merchandise purchases. Management believes that the pricing of inventory items purchased from Cape Craftsmen is comparable to that which the Company would obtain from a non-affiliated supplier, while the payment terms extended by Cape Craftsmen are considerably more favorable to the Company than those likely to be extended by a non-affiliated supplier. The Company expects to continue this relationship with Cape Craftsmen so long as its pricing and terms remain competitive.


Compensation of Certain Executive Officers

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

   Mr. Hillmann does not receive compensation directly from the Company. Rather, Mr. Hillmann receives compensation from Cape Craftsmen in his capacity as its President. Mr. Hillmann's duties to the Company include day-to-day working with Company's executives regarding, among other things, marketing strategy, results of operations, personnel management and financial matters.

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

     3. Exhibits. See "Index to Exhibits" on pages 33 and 34.

(b) Exhibits. See "Index to Exhibits" on pages 33 and 34.

(c) Financial Statement Schedules. See Index to Consolidated
      Financial Statements at Item 8 of this report.

                         SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 13th of March, 1998.


WELCOME HOME, INC.

                                    By: /s/ Mark S. Dudeck
                                    Name: Mark S. Dudeck
                                    Title: Vice President, Treasurer
                                    and Chief Financial Officer


                      POWER OF ATTORNEY
  Each person whose signature appears below hereby constitutes and appoints Thomas H. Quinn and Mark S. Dudeck, and each of them, the true and lawful attorneys in fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned and to file the same, with all exhibits thereto, in any and all capabilities, to sign any and all amendments with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities as of the 13th day of March, 1997.


        Signature                       Title

     /s/   Thomas H. Quinn            Chairman of the Board and Chief

           -----------------
           Thomas H. Quinn            Executive Officer
                                      (Principal Executive Officer)

     /s/   Mark S. Dudeck             Vice President, Treasurer and

           -----------------
           Mark S. Dudeck             Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

     /s/   Edward J. Kleiger          Director

           -----------------
           Edward J. Kleiger

     /s/   John W. Jordan II          Director

           -----------------
           John W. Jordan II

     /s/   Thomas C. Spielberger      Vice President and Secretary

           ---------------------
           Thomas C. Spielberger

     /s/   Gordon Nelson, Jr.          Vice President and Assistant

           ---------------------
           Gordon Nelson, Jr.          Secretary


                          FORM 10-K
                      INDEX TO EXHIBITS

                                                                Sequentially
                                                                  Numbered

 3.1   Amended and Restated Certificate of Incorporation of
         Welcome Home, Inc. (The Registrant)                       (1)

 3.2   Amended and Restated By-laws of the Registrant              (1)

 3.3   Certificate of Designation of Series A and
         Determination of Rights and Preferences of Series A
         Preferred Stock of the Company                            (2)

 4.1   Revolving Note payable by the Registrant to Jordan
         Industries, Inc. Dated May 30, 1995                       (3)

10.1   Loan and Security Agreement between the Registrant and
         Shawmut Capital Corporation dated May 30, 1995            (5)

10.2   Amended and Restated Credit Agreement between the
         Registrant and Jordan Industries, Inc. dated
         May 30, 1995                                              (6)

10.3   Financial Advisory Agreement between the Registrant
         and TJC Management Corporation dated May 30, 1995         (7)

10.4   Trademark Security Agreement between the Registrant and
         Shawmut Capital Corporation dated May 30, 1995            (8)

10.5   Agreement ('Trademark) between the Registrant and Jordan
         Industries, Inc. Dated May 30, 1995                       (9)

10.6   Option Agreement, dated February 1, 1995, between the
         Company and Edward Kleiger                               (10)

10.7   Exchange Agreement dated November 12, 1996 between the
         Company and Jordan Industries, Inc.                       (2)

10.8   Option Agreement, dated July 29, 1996 between the
         Company and Mark S. Dudeck                               (13)

10.9   Employment and Non-Competition Agreement, dated May 1,
         1997 between the Company and R. Thomas Wolfe             (14)

10.10  Option Agreement, dated May 1, 1997 between the Company
         and R. Thomas Wolfe                                      (14)

27.1 Financial Data Schedule (for Securities and Exchange Commission use only)

99.1   Waiver and Amendment to the Loan and Security
         Agreement dated May 15, 1996 between the Company
         and Fleet Capital Corporation                            (12)

      (1) Incorporated by reference to the exhibits filed with the Registrant's Form 10-Q for the period ended September 30, 1994 (File No.0-24912).

      (2) Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on November 18, 1996
          (File No.0-24912).

      (3) Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 30, 1995.

      (4) Incorporated by reference to the exhibits filed with the Registrant's Form 10-Q for the period ended
          September 30, 1995. (File No.0-24912).

      (5) Incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC June 30, 1995.

      (6) Incorporated by reference to Exhibit 99.2 to the Form 8-K filed with the SEC on June 30, 1995.

      (7) Incorporated by reference to Exhibit 99.3 to the Form 8-K filed with the SEC on June 30, 1995.

      (8) Incorporated by reference to Exhibit 99A to the Form 8-K filed with the SEC on June 30, 1995.

      (9) Incorporated by reference to Exhibit 99.5 to the Form 8-K filed with the SEC on June 30, 1995.

     (10) Incorporated by reference to the exhibits filed with the Registrant's Form 10-Q for the period ended
          September 30, 1995. (File No.0-24912).

     (11) Incorporated by reference to the exhibits filed with the Registrant's Form 10-Q for the period ended June 30, 1996. (File No.0-24912).

     (12) Filed herewith.

                       WELCOME HOME, INC.
          SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS
                     (in thousands of dollars)

                                               Year Ended December 31,
                                           1997         1996          1995
                                           -------------------------------
                Valuation Allowance for Deferred Tax Assets

Balance, beginning of period            $11,886        $3,000       $    -
Additions charged to income
  tax expense                                 -         2,185        3,000
Increase related to deferred tax assets   2,325         6,701            -
                                        -------       -------      -------
Balance, end of period                  $14,211       $11,886      $ 3,000
                                        =======       =======      =======

              Accumulated Depreciation - Property and Equipment

Balance, beginning of period            $ 5,978       $ 5,035      $ 3,392
Additions charged to depreciation
 reserve                                  2,185         2,096        2,121
Reductions                               (1,519)       (1,153)        (478)
                                         -------       -------      -------
Balance, end of period                  $ 6,644       $ 5,978      $ 5,035
                                        =======       =======      =======


                    Restructuring and Impairment Reserves

Balance, beginning of period            $ 3,860        $6,460       $    -
Additions charged to restructuring
 expense                                      -         1,833        6,460
Reductions                               (2,464)       (4,433)           -
                                         -------       -------      -------
Balance, end of period                   $1,396        $3,860       $6,460
                                         =======       =======      =======
