Form 10-K/A
period 1997-12-31
WELCOME HOME INC
filed 1998-04-01
CIK 922817

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

Welcome Home, Inc. has discovered two clerical errors in the Company's filing of the 10K for the period ended December 31, 1997.

The first error was an omission of a line "Other" in the Cash Flows from Operating Activies section in the Consolidated Statement of Cash Flows exhibit. The second error, also in the Consolidated Statement of Cash Flows exhibit mis-stated the 1995 "Depreciation" These corrections have been included in the following statement:



                       WELCOME HOME, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Years Ended December 31,
                                           1997      1996       1995
------------------------------------------------------------------------
                                         (in thousands of dollars)
------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                               $  (6,266)  $(20,339)  $(10,449)
Adjustments to reconcile net
  loss to net cash
  provided by (used in)
  operating activities:
   Depreciation                            2,185     2,096       2,121
   Deferred income taxes                       -     2,185      (1,241)
   Restructuring charges                       -     8,106       5,913
   Other  non-recurring charges                -         -       1,016
   Other                                     (98)        -         121
Changes in operating assets and liabilities:
   Inventories                              5,396      507       2,484
   Prepaid expenses and other assets          408      208         369
   Accounts payable                          (560)   1,038      (1,023)
   Accrued liabilities                      2,428      837         485
   Income taxes payable                         -        -        (294)
   Payables to Jordan Industries            2,764    1,007           -
------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                      6,257   (4,355)       (498)
------------------------------------------------------------------------
Cash flows used in investing activities:
 Capital expenditures                        (134)  (1,638)     (5,021)
 Other                                        122        -        (100)
------------------------------------------------------------------------
Net cash used in investing activities:        (12)  (1,638)     (5,121)
------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from advances from
   Jordan Industries                            -    2,000      15,678
 Repayment of advances from
   Jordan Industries                            -   (2,000)    (12,318)
 Proceeds from line of credit              71,858   63,559      19,650
 Repayments - line of credit              (78,021) (56,649)    (14,437)
 Purchase of treasury stock                     -        -      (2,945)
 Loan fees - line of credit                     -        -        (390)
 Other                                       (952)    (736)       (448)
------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities                     (7,115)   6,174       4,790
------------------------------------------------------------------------
Net (decrease) increase in cash
  and cash equivalents                       (870)     181        (829)
Cash and cash equivalents at
  beginning of period                       1,715    1,534       2,363
------------------------------------------------------------------------
Cash and cash equivalents at
  end of period                           $   845  $ 1,715     $ 1,534
========================================================================

                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 13th of March, 1998.

                                        WELCOME HOME, INC.


                                        By:   /s/   Mark S. Dudeck

                                              ---------------------
                                        Name: Mark S. Dudeck
                                        Title: Vice President, Treasurer
                                               and Chief Financial Officer