Form 10-Q
period 1998-04-04
WELCOME HOME INC
filed 1998-05-18
CIK 922817

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10-Q

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL QUARTER ENDED APRIL 04, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,991,237 as of May 15, 1998. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose. As of May 15, 1998, there were 7,453,615 shares of the registrant's common stock outstanding.


Documents Incorporated by Reference: None

                            INDEX

PART  I.  FINANCIAL INFORMATION

ITEM  1.  Financial Statements

Consolidated Balance Sheets as of April 4, 1998
 and December 31, 1997............................................... 3

Consolidated Statements of Operations for the Three
 Months Ended April 4, 1998 and April 5, 1997........................ 4

Consolidated Statements of Cash Flows for the Three
 Months Ended April 4, 1998 and April 5, 1997........................ 5

Notes to Consolidated Financial Statements........................... 7



ITEM  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ....................... 7



PART  II.  OTHER INFORMATION


Signatures.......................................................... 10

                                Part I

Item 1.  Financial Statements



                     WELCOME HOME, INC.
                 CONSOLIDATED BALANCE SHEETS

                                             April 4,     December 31,
                                               1998          1997
                                            (Unaudited)    (Audited)
                                           (in thousands of dollars)
ASSETS
Current assets:
  Cash and cash equivalents                 $   858         $   845
  Inventories                                10,901          10,895
  Prepaid and other assets                      165             131
                                             ______          ______
  Total current assets                       11,924          11,871
Property & equipment, net                     6,032           6,488
Other assets                                    288             309
                                             ______          ______
Total assets                                $18,244         $18,668
                                            =======         =======


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Bank overdraft                            $   453         $ 1,179
  Notes payable - line of credit              8,613           5,960
  Note payable to Jordan Industries           1,270           1,356
  Accounts payable                              255             338
  Accounts payable to affiliates              5,039           4,018
  Accrued expenses                            3,862           4,164
  Accrued restructuring charges                 438             605
                                             ______          ______
  Total current liabilities                  19,930          17,620
  Note payable to Jordan Industries               -             240

Pre-petition liabilities:
  Accounts payable                            2,843           2,843
  Accounts payable to affiliates             11,045          11,046
  Accrued expenses                            2,040           2,133
  Accrued restructuring charges               3,238           3,313
                                             ______          ______
Total pre-petition liabilities               19,166          19,335

Shareholders' deficit:
  Series A redeemable preferred stock,
   $0.01 par value; 11,100 shares
   authorized; 4,451 shares issued            5,066           4,955
  Preferred stock, $0.01 par value;
   1,000,000, shares authorized;
   none issued                                    -               -
  Common stock, $0.01 par value;
   13,000,000 shares authorized;
   8,500,000 shares issued                       85              85
  Additional paid-in capital                  8,832           8,832
  Cumulative translation adjustment             (37)            (37)
  Retained deficit                          (29,913)        (27,477)
                                            ________        ________
     Subtotal                               (15,967)        (13,642)

     Less treasury stock, at cost
      (1,046,385 shares)                      4,885           4,885
                                            ________        ________
  Total shareholders' deficit               (20,852)        (18,527)
                                            ________        ________
Total liabilities and shareholders'
  deficit                                   $18,244         $18,668
                                            ========        ========

See Notes to Consolidated Financial Statements

                     WELCOME HOME, INC.
            Consolidated Statements of Operations

<CAPTION
                                                 Three Months Ended
                                               April 4,     April 5,
                                                1998          1997
                                                ____          ____
                                             (Unaudited)   (Unaudited)
                                            (in thousands of dollars)
Net sales                                     $ 9,607         $13,324

Cost of goods sold                              5,799           9,079
                                              _______         _______
Gross margin                                    3,808           4,245

Selling, general and
 administrative expenses
 (excluding depreciation)                       5,038           7,890
Bankruptcy fees                                   300             316
Depreciation                                      545             521
                                               _______         _______
Operating loss                                 (2,075)         (4,482)


Interest expense:
  Jordan Industries                                49              70
  Other                                           186             269
                                               _______         _______
Pretax loss                                    (2,310)         (4,821)

Provision (benefit) for income taxes               15               -
                                              ________        ________
Net loss                                      ($2,325)        ($4,821)
                                              ========        ========

Net loss available to common shareholders     ($2,435)        ($4,932)
                                              ========        ========

Basic and diluted loss per common share        ($0.33)         ($0.66)
                                              ========        ========

Weighted average common shares outstanding
  (in thousands)                                7,454           7,454
                                              ========        ========


See Notes to Consolidated Financial Statements


                     WELCOME HOME, INC.

            Consolidated Statements of Cash Flows


                                               Three Months Ended
                                            April 4,        April 5,
                                             1998             1997
                                             ____             ____
                                          (Unaudited)      (Unaudited)
                                            (in thousands of dollars)

Cash flows from operating activities:
Net loss                                    ($2,325)       ($4,821)
Adjustments to reconcile net cash
 provided by (used in) operating activities:
  Depreciation and amortization                 545            521
Changes in operating assets and liabilities:
  Inventories                                    (6)         3,169
  Prepaid expenses and other assets             (13)           (19)
  Accounts payable                             (809)        (1,017)
  Payables to affiliates                      1,020          1,605
  Accrued liabilities                          (636)           697
                                             _______        _______
Net cash provided by (used in)
  operating activities                       (2,224)           135
                                             _______        _______

Cash flows from investing activities:
  Capital expenditures                          (90)            95
                                             _______        _______
Net cash provided by (used in)
  investing activities                          (90)            95

Cash flows from financing activities:
  Repayments to note payable
   Jordan Industries                           (326)             -
  Proceeds from line of credit               12,565         12,320
  Repayments to line of credit               (9,912)       (13,333)
  Other                                           -            (40)
                                             _______       ________
Net cash provided by (used in)
  financing activities:                       2,327         (1,053)
                                             _______       ________

Net increase (decrease) in cash
  and cash equivalents                           13           (823)
Cash and cash equivalents at
  beginning of period                           845          1,715
                                             _______        _______
Cash and cash equivalents at
  end of period                              $  858         $  892
                                             =======        =======

See Notes to Consolidated Financial Statements

                     WELCOME HOME, INC.
            Consolidated Statements of Cash Flows
                         (continued)


                                                Three Months Ended
                                             April 4,        April 5,
                                               1998            1997
                                               ____            ____
                                           (Unaudited)      (Unaudited)
                                             (in thousands of dollars)
Supplemental disclosures of
cash flow information:
  Cash paid during the period for:
  Interest - Jordan Industries                  $   38           $    -
                                                =======          =======
  Interest - third party                        $  189           $  339
                                                =======          =======


See Notes to Consolidated Financial Statements

WELCOME HOME, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

(Unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by Welcome Home, Inc. (together with its subsidiary the "Company" or "Welcome Home") pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31,1997.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods.

Certain 1997 amounts have been reclassified to conform with the 1998 presentation. Such reclassifications had no effect on previously reported net loss or shareholders' deficit.

The Company's sales volume has historically varied between quarters based on several factors including the Christmas shopping season and accordingly, the results of operations for the three month period ended April 4, 1998 are not necessarily indicative of annual results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement established standards for reporting and display of comprehensive income and its components in the financial statements. The Company adopted SFAS 130 on January 1, 1998. The Company has determined total comprehensive loss to be ($2,325) and ($4,846) for the three months ended April
4, 1998 and April 5, 1997, respectively. The Company's total comprehensive loss represents net loss plus the change in the cumulative translation adjustment equity account for the periods presented.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


General

Welcome Home, Inc. (together with its subsidiary, the "Company" or "Welcome Home") is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 120 stores located primarily in factory outlet centers in 36 states. Welcome Home stores offer a broad product line of 1,500 to 2,500 Stock Keeping Units ("SKUs") consisting of 11 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. Welcome Home's products currently range in price up to $1,500, with an average sales transaction for the quarter ended April 4, 1998 of $17.31 as compared to $16.53 for the quarter ended April 5, 1997.


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

Results of Operations

The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales and certain operating statistics of the Company:


                                               Three Months Ended
                                              April 4,      April 5,
                                                1998          1997
                                                ____          ____
Selected income statement data
as a percentage of net  sales:

Net sales                                      100.0%        100.0%
Cost of sales                                   60.4          68.1
Gross profit                                    39.6          31.9
Selling, general and administrative
  expenses  (excluding depreciation)            52.4          59.2
Depreciation                                     5.7           3.9
Bankruptcy fees                                  3.1           2.4
Operating loss                                 (21.6)        (33.6)
Interest expense                                 2.4           2.6
Provision for income taxes                       0.2           0.0
Net loss                                       (24.2%)       (36.2%)


Operating  Statistics:
Stores open at period end                        120           153
Total square feet of store
 space at period end (in thousands)              337           430
Percentage  increase (decrease) in
  comparable  store sales                        9.9         (14.7)


Three Months Ended April 4, 1998 as compared to Three Months
Ended April 5, 1997

Net Sales. Net sales for the three months ended April 4, 1998 decreased by $3.7 million or 27.9%, as compared to the three months ended April 5, 1997. This decrease reflects a decline in the average number of stores open during the quarter ended April 4, 1998 of 120 compared to 168 for the quarter ended April 5, 1997. This decline is offset by a 9.9% increase in comparable store sales. The Company believes the increase in comparable store sales is attributed to modifications of the Company's merchandise assortment implemented during the latter half of 1997. The Company also showed an increase of 3.4% in the number of sales transactions on a same store basis in the first quarter of 1998 along with an increase in its average sales transaction from $17.28 for the quarter ended April 4, 1998 compared to $16.25 for the quarter ended April 5, 1997 on the same store basis.

Gross Profit. Gross profit for the quarter ended April 4, 1998 decreased $0.4 million, or 10.3%, as compared to the quarter ended April 5, 1997, largely reflecting the closure of 30 stores in the first quarter of 1997. Gross profit as a percentage of sales increased to 39.6% from 31.9%, due primarily to markdowns taken during the first quarter of 1997 on inventory items sold in "Going Out of Business" sales in the stores that were closed. The cost of markdowns decreased by 63.3% to $0.9 million for the quarter ended April 4, 1998 compared to $2.4 million for the quarter ended April 5, 1997.

Selling, General and Administrative Expense. Selling, general and administrative expense for the quarter ended April 4, 1998 decreased by $2.9 million, or 36.2%, as compared to the quarter ended April 5, 1997, largely as a result of the Company's store closings in 1997. In addition, selling, and administrative expense as a percentage of net sales decreased to 52.4% in the first quarter of 1998 as compared to 59.2% in first quarter of 1997. This decrease was due to the increase in the Company's comparable store sales.

Bankruptcy Fees. The Company recorded $0.3 million of bankruptcy fees in the first quarter of 1998 and 1997. These charges represent the expenses associated with the Chapter 11 bankruptcy proceedings.

Interest Expense - Jordan Industries. Interest expense to
Jordan Industries was $0.1 million in the first quarter of 1998 and 1997.

Interest Expense - Other. Interest expense - other decreased to $0.2 million for the quarter ended April 4, 1998 as compared to $0.3 million for the quarter ended April 5, 1997 due to lower interest expense on its post-petition credit facility. Borrowings under the facility were lower due to reduced inventory levels required for a fewer number of stores.

Net Loss. The Company's net loss for the quarter ended April
4, 1998 was $2.3 million as compared to $4.8 million for the quarter ended April 5, 1997. The decrease in net loss of $2.5 million was due to lower selling, general and administrative expenses and interest expense.


Liquidity and Capital Resources

The Company had $27.2 million working capital deficit at April 4, 1998 as compared to $25.1 million deficit at December 31, 1997. The decrease in working capital was due primarily to an increase in notes payable - line of credit.

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

On January 21, 1997, in connection with the Chapter 11 Bankruptcy filing, Welcome Home closed the second waiver and amendment to allow for post petition advances up to $12.0 million. This amendment was effective through March 31, 1997. On March 28, 1997, the Company closed the third waiver and amendment, to continue to allow post petition advances, up to $12.75 million. In connection with this amendment, Jordan Industries purchased a $0.75 million junior participation in this facility. On March 12, 1998 the Company amended and extended the post petition financing arrangement with Fleet Capital to be effective through January 31, 1999 and it carries an interest rate of 1 1/2% above the lender's prime rate. The Company expects to satisfy its anticipated demands and commitments for cash from borrowings under this post-petition credit facility.


Net Operating Loss Carryforward

At December 31, 1997, the Company had approximately $36.1 million in net operating loss carryforwards for Federal income tax purposes. Due to the uncertainty of generating future taxable income, management believes it is appropriate to fully reserve the deferred tax asset.

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

                                    WELCOME HOME. INC.

                                    By:
                                    /s/ Mark S. Dudeck
                                    Name: Mark S. Dudeck
                                    Title:   Vice President, Treasurer and
                                             Chief Financial Officer
                                            (Principal Financial Officer)


MAY 15, 1998

                            EXHIBIT INDEX

INDEX                            DESCRIPTION

27                            Financial Data Schedule