Form 10-Q
period 1998-07-04
WELCOME HOME INC
filed 1998-08-19
CIK 922817

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JULY 04, 1998

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


The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,991,237 as of August 15, 1998. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose. As of August 15, 1998, there were 7,453,615 shares of the registrant's common stock outstanding.

                                INDEX

PART  I.  FINANCIAL INFORMATION

ITEM  1.  Financial Statements

Consolidated Balance Sheets as of
     July 4, 1998 and December 31, 1997                       3

Consolidated Statements of Operations
     for the Three Months and Six Months Ended
     July 4, 1998 and July 5, 1997                            4
Consolidated Statements of Cash Flows
     for the Six Months Ended
     July 4, 1998 and July 5, 1997                            5
Notes to Consolidated Financial Statements                    6




ITEM  2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                      6



PART  II.  OTHER INFORMATION

Signatures                                                    9

Part I
Item 1.  Financial Statements



                         WELCOME HOME, INC.
                     CONSOLIDATED BALANCE SHEETS

                                                  July 4,     December 31,
                                                   1998          1997
                                                   ----          ----
                                                (Unaudited)   (Audited)
                                               (in thousands of dollars)
ASSETS
Current assets:
  Cash and cash equivalents                     $   694       $   845
  Inventories                                    11,139        10,895
  Prepaid and other assets                           70           131
                                                 ------        ------
  Total current assets                           11,903        11,871
Property & equipment, net                         5,496         6,488
Other assets                                        268           309
                                                 ------        ------
Total assets                                    $17,667       $18,668
                                                 ======        ======


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Bank overdraft                                $   724       $ 1,179
  Notes payable - line of credit                  9,650         5,960
  Note payable to Jordan Industries                 935         1,356
  Accounts payable                                  498           338
  Accounts payable to affiliates                  4,464         4,018
  Accrued expenses                                3,535         4,164
  Accrued restructuring charges                     383           605
                                                 ------        ------
  Total current liabilities                      20,189        17,620

  Note payable to Jordan Industries                   -           240

Pre-petition liabilities:
  Accounts payable                                2,842         2,843
  Accounts payable to affiliates                 11,046        11,046
  Accrued expenses                                2,053         2,133
  Accrued restructuring charges                   3,336         3,313
                                                 ------        ------
Total pre-petition liabilities                   19,277        19,335


Shareholders' deficit:
  Series A redeemable preferred
     stock, $0.01 par value;
        11,100 shares authorized;
         4,451 shares issued                      5,178         4,955

  Preferred stock, $0.01 par value;
   1,000,000, shares authorized;
    none issued                                       -             -
  Common stock, $0.01 par value;
   13,000,000 shares authorized;
      8,500,000 shares issued                        85            85
  Additional paid-in capital                      8,832         8,832
  Cumulative translation adjustment                 (37)          (37)
  Retained deficit                              (30,972)      (27,477)
                                                 ------        ------
       Subtotal                                 (16,914)      (13,642)
       Less treasury stock, at cost
          (1,046,385 shares)                      4,885         4,885
                                                 ------        ------
  Total shareholders' deficit                   (21,799)      (18,527)
                                                 ------        ------
Total liabilities and shareholders'
   deficit                                      $17,667       $18,668
                                                 ======        ======

           See Notes to Consolidated Financial Statements

                         WELCOME HOME, INC.
                Consolidated Statements of Operations

                               Three Months Ended       Six Months Ended
                               July 4,    July 5,       July 4,   July 5,
                                1998       1997          1998      1997
                             (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                           (in thousands of dollars) (in thousands of dollars)
Net sales                     $11,211     $13,735      $20,818     $27,059

Cost of goods sold              6,058       9,123       11,857      18,202
                                -----       -----       ------      ------
Gross margin                    5,153       4,612        8,961       8,857

Selling, general and
administrative expenses
  (excluding depreciation)      4,971       6,673       10,009      14,564
Bankruptcy fees                   300         255          600         571
Depreciation                      557         551        1,096       1,097
                                -----       -----       ------      ------
Operating loss                   (675)     (2,867)      (2,744)     (7,375)

 Interest expense:
  Jordan Industries                30          63           68         133
  Other                           227         373          424         739
  Other expense (income)            -           -            6        (122)
                                 ----       -----        -----       -----
Pretax loss                      (932)     (3,303)      (3,242)     (8,125)

Provision (benefit) for
   income taxes                    15           -           30           -
                                -----       -----        -----       -----

Net loss                        ($947)    ($3,303)     ($3,272)    ($8,125)
                                ======    ========     ========    ========
Net loss available to common
  shareholders                ($1,058)    ($3,413)     ($3,494)    ($8,348)
                              ========    ========     ========    ========
Basic and diluted loss per
  common share                 ($0.14)     ($0.46)      ($0.47)     ($1.12)
                               =======     =======      =======     =======
Weighted average common shares
  outstanding (in thousands)    7,454       7,454        7,454       7,454
                               ======      ======       ======      ======


See Notes to Consolidated Financial Statements

                         WELCOME HOME, INC.
                Consolidated Statements of Cash Flows


                                                   Six Months Ended
                                                  July 4,     July 5,
                                                   1998        1997
                                                   ----        ----
                                                (Unaudited) (Unaudited)
                                               (in thousands of dollars)
Cash flows from operating
  activities:
Net loss                                        ($3,272)     ($8,125)
Adjustments to reconcile net cash
  provided by (used in) operating activities:
  Depreciation and amortization                   1,096        1,097
Changes in operating assets and
   liabilities:
  Inventories                                      (244)       5,558
  Prepaid expenses and other assets                 102          353
  Accounts payable                                 (296)      (1,017)
  Payables to affiliates                            446        2,664
  Accrued liabilities                              (908)         245
                                                  ------       ------
Net cash provided by (used in)
  operating activities                           (3,076)         775
                                                 -------       ------
Cash flows from investing
  activities:
  Capital expenditures                             (104)          25
                                                  ------       ------
Net cash provided by (used in)
  investing activities                             (104)          25

Cash flows from financing
  activities:
  Repayments to note payable - Jordan Industries   (661)       (596)
  Proceeds from line of credit                   25,381      38,980
  Repayments to line of credit                  (21,691)    (40,014)
  Other                                               -         (40)
                                                --------    --------
Net cash provided by (used in)
  financing activities:                           3,029      (1,670)
                                                  -----      -------

Net increase (decrease) in cash and
  cash equivalents                                 (151)       (870)
Cash and cash equivalents at
  beginning of  period                              845       1,715
                                                  ------      ------
Cash and cash equivalents at end of
  period                                           $694        $845
                                                  =====       =====
Supplemental disclosures of cash
  flow information:
  Cash paid during the period for:
  Interest - Jordan Industries                   $   68     $  133
                                                 ======     ======

  Interest - third party                         $  488     $  580
                                                 ======     ======

See Notes to Consolidated Financial Statements

WELCOME HOME, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

(Unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by Welcome Home, Inc. (together with its subsidiary, the "Company" or "Welcome Home") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31,1997.

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

The Company's sales volume has historically varied between quarters based on several factors including the Christmas shopping season and accordingly, the results of operations for the three and six month periods ended July 4, 1998 are not necessarily indicative of annual results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement established standards for reporting and display of comprehensive income and its components in the financial statements. The Company adopted SFAS 130 on January 1, 1998. The Company has determined total comprehensive loss to be ($1,058) and ($3,413) for the three months ended July 4, 1998 and July 5, 1997, respectively. The total comprehensive loss for the six months ended July 4, 1998 and July 5, 1997 was ($3,494) and ($8,348), respectively. The Company's total comprehensive loss represents net loss plus the change in the cumulative translation adjustment equity account for the periods presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Welcome Home is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 120 stores located primarily in factory outlet centers in 36 states. The Company's stores offer a broad product line of 1,500 to 2,500 Stock Keeping Units ("SKUs") consisting of 11 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. Welcome Home's products currently range in price up to $1,500, with an average sales transaction for the three months ended July 4, 1998 of $18.63 as compared to $17.82 for the three months ended July 5, 1997. The average sales transaction for the six months ended July 4, 1998 was $17.99 as compared to the $17.16 for the six months ended July 5, 1997.

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

Results of Operations

The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales and certain operating statistics of the Company:


                                   Three Months        Six Months Ended
                                      Ended
                                  July 4,   July 5,    July 4,   July 5,
                                  1998      1997       1998      1997
                                  ----      ----       ----      ----
Selected income statement data
  as a percentage of net sales:

Net sales                        100.0%    100.0%     100.0%    100.0%
Cost of sales                     54.0      66.4       57.0      67.3
Gross profit                      46.0      33.6       43.0      32.7
Selling, general and
  administrative expenses
  (excluding depreciation)        44.3      48.6       48.1      53.8
Bankruptcy fees                    2.7       1.9        2.9       2.1
Depreciation                       5.0       4.0        5.3       4.1
Operating loss                    (6.0)    (20.9)     (13.2)    (27.3)
Interest expense                   2.3       3.2        2.4       3.2
Provision for income taxes         0.1       0.0        0.1       0.0
Net loss                          (8.4%)   (24.0%)    (15.7%)   (30.0%)

Operating  Statistics:
Stores open at period end          120       127        120       127
Total square feet of store
space at period end (in thousands) 337       397        337       397
Percentage  increase (decrease)
in comparable  store sales        (3.9%)    (2.1%)      2.0%     (7.5%)


Three Months Ended July 4, 1998 as Compared to Three Months Ended
July 5, 1997

Net Sales. Net sales for the three months ended July 4, 1998 decreased by $2.5 million or 18.4%, as compared to the three months ended July 5, 1997. This decrease reflects a decrease in comparative store sales of 3.9% and a decline in the average number of stores open during the three months ended July 4, 1998 of 120 compared to 136 for the three months ended July 5, 1997. The Company showed a decrease of 8.1% in the number of sales transactions on a same store basis in the three months ended July 4, 1998 offset by an increase in its average sales transaction from $18.65 for the three months ended July 4, 1998 compared to $17.85 for the three months ended July 5, 1997 on the same store basis.

Gross Profit. Gross profit for the three months ended July 4, 1998 increased $541,000, or 11.7%, as compared to the three months ended July 5, 1997. Gross profit as a percentage of sales increased to 46.0% from 33.6%, due primarily to markdowns taken during the three months ended July 5, 1997 on inventory items sold in "Going Out of Business" sales in the stores that were closed. The cost of markdowns decreased by $1.4 million, or 67.3% for the three months ended July 4, 1998, as compared to the three months ended July 5, 1997.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended July 4, 1998 decreased by $1.7 million, or 25.5%, as compared to the three months ended July 5, 1997, largely as a result of the Company's store closings in 1997. In addition, selling, and administrative expense as a percentage of net sales decreased to 44.3% in the three months ended July 4, 1998, as compared to 48.6% in the three months ended July 5, 1997.


Bankruptcy Fees. The Company recorded $300,000 of bankruptcy fees in the three months ended July 4, 1998 and July 5, 1997. These charges represent the expenses associated with the Chapter 11 bankruptcy proceedings.

Interest Expense - Other. Interest expense - other decreased to $227,000 for the three months ended July 4, 1998 as compared to $373,000 for the three months ended July 5, 1997 due to lower interest expense on its post-petition credit facility. Borrowings under the facility were lower due to reduced inventory levels required for a fewer number of stores.

Net Loss. The Company's net loss for the three months ended July 4, 1998 was $947,000 as compared to $3.3 million for the three months ended July 5, 1997. The decrease in net loss of $2.4 million was due primarily to higher gross margin, lower selling, general and administrative expenses and lower interest expense.

Six Months Ended July 4, 1998 as compared to Six Months Ended July 5,
1997

Net Sales. Net sales for the six months ended July 4, 1998 decreased by $6.2 million or 23.1%, as compared to the six months ended July 5, 1997. This decrease reflects a decline in the average number of stores open during the six months ended July 4, 1998 of 120 compared to 152 for the six months ended July 5, 1997. This decline is offset by a 2.0% increase in comparable store sales. The Company believes the increase in comparable store sales is attributed to modifications of the Company's merchandise assortment implemented during the latter half of 1997. The Company showed a decrease of 2.9% in the number of sales transactions on a same store basis for the first six months of 1998 along with an increase in its average sales transaction from $17.99 for the six months ended July 4, 1998 compared to $17.16 for the six months ended July 5, 1997 on the same store basis.

Gross Profit. Gross profit for the six months ended July 4, 1998 increased $104,000, or 1.2%, as compared to the six months ended July 5, 1997, largely reflecting the closure of 59 stores in the first six months of 1997. Gross profit as a percentage of sales increased to 43.0% from 32.7%, due primarily to markdowns taken during the first six months of 1997 on inventory items sold in "Going Out of Business" sales in the stores that were closed. The cost of markdowns decreased by $2.9 million, or 65.1%, for the six months ended July 4, 1998, as compared to the six months ended July 5, 1997.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended July 4, 1998 decreased by $4.6 million, or 31.3%, as compared to the six months ended July 5, 1997, largely as a result of the Company's store closings in 1997. In addition, selling, and administrative expense as a percentage of net sales decreased to 48.1% in the first six months of 1998 as compared to 53.8% in the first six months of 1997. This decrease was due to the increase in the Company's comparable store sales.

Bankruptcy Fees. The Company recorded $600,000 of bankruptcy fees in the first six months of 1998 and $571,000 in the first six months of 1997. These charges represent the expenses associated with the Chapter 11 bankruptcy proceedings.

Interest Expense - Other. Interest expense - other decreased to $424,000 for the six months ended July 4, 1998 as compared to $739,000 for the six months ended July 5, 1997 due to lower interest expense on its post-petition credit facility. Borrowings under the facility were lower due to reduced inventory levels required for a fewer number of stores.

Net Loss. The Company's net loss for the six months ended July 4, 1998 was $3.3 million as compared to $8.1 million for the six months ended July 5, 1997. The decrease in net loss of $4.9 million was due to a comparative store sales increase, an increase in gross profit, lower selling, general and administrative expenses and lower interest expense.

Liquidity and Capital Resources

The Company had $27.6 million working capital deficit at July 4, 1998 as compared to $25.1 million deficit at December 31, 1997. The decrease in working capital was due primarily to an increase in notes payable - line of credit and a decrease in the net value of property and equipment.

On May 15, 1996 the Company closed the Waiver and Amendment No. 1 to the Loan and Security Agreement (the "New Bank Credit Facility") with Fleet Capital Corporation (formerly Shawmut Capital Corporation). The New Bank Credit Facility provided for borrowings of up to 65% of Eligible Inventory (as defined), with the maximum borrowings of $20 million and also provided for up to $4 million in additional borrowings through December 31, 1996 (`Additional Borrowings"). The Company's majority shareholder, Jordan Industries Inc., ("Jordan Industries") purchased a fifty percent participation in the
additional borrowings.   The New Bank Credit Facility, as amended,
was secured by substantially all of the Company's assets.


On January 21, 1997, in connection with its Chapter 11 bankruptcy proceedings, Welcome Home closed the second waiver and amendment to allow for post petition advances up to $12.0 million. This amendment was effective through March 31, 1997. On March 28, 1997, the Company closed the third waiver and amendment, to continue to allow post petition advances, up to $12.75 million. In connection with this amendment, Jordan Industries purchased a $0.75 million junior participation in this facility. On March 12, 1998 the Company amended and extended the post petition financing arrangement with Fleet Capital to be effective through January 31, 1999 and it carries an interest rate of 1 1/2% above the lender's prime rate. The Company expects to satisfy its anticipated demands and commitments for cash from borrowings under this post-petition credit facility.

Net Operating Loss Carryforward

At December 31, 1997, the Company had approximately $36.1 million in net operating loss carryforwards for Federal income tax purposes. Due to the uncertainty of generating future taxable income, management believes it is appropriate to fully reserve the deferred tax asset.

PART II.  OTHER INFORMATION
WELCOME HOME, INC.

ITEM 1.  LEGAL PROCEEDINGS:
On July 16, 1998 the Company submitted its plan of reorganization to the United States Bankruptcy Court for the Southern District of New York.
Among other things, the Plan provides that all of the outstanding shares of common stock of the corporation will be canceled. The plan also provides that holders of the Company's common stock (other thatn Jordan Industries, Inc.) at the time of the reorganization will receive five percent (5%) of the new common stock to be issued by the corporation. Management expects the Plan to be confirmed by the court by October 1998 substantially in its current form.



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

August 15, 1998