Form 10-Q
period 1998-10-03
WELCOME HOME INC
filed 1998-11-19
CIK 922817

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED OCT0BER 3, 1998

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


The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,991,237 as of November 18, 1998.
Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose. As of November 18, 1998, there were 7,453,615 shares of the registrant's common stock outstanding.

                                INDEX

PART  I.  FINANCIAL INFORMATION

ITEM  1.  Financial Statements

Consolidated Balance Sheets as of October 3, 1998
              and December 31, 1997                                    3

Consolidated Statements of Operations for the Three
              Months and Nine Months Ended October 3, 1998
              and October 4, 1997                                      4

Consolidated Statements of Cash Flows for the Nine
              Months Ended October 3, 1998 and October 4, 1997         5

Notes to Consolidated Financial Statements                             6




ITEM  2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    6



PART  II.  OTHER INFORMATION

Signatures                                                            9


Part I
Item 1.  Financial Statements



                         WELCOME HOME, INC.
                     CONSOLIDATED BALANCE SHEETS

                                               October 3,    December 31,
                                                 1998            1997
                                                 ----            ----
                                              (Unaudited)     (Audited)
                                              (in thousands of dollars)
ASSETS
Current assets:
  Cash and cash equivalents                       $ 1,201       $   845
  Inventories                                      13,216        10,895
  Prepaid and other assets                             95           131
                                                   ------        ------
  Total current assets                             14,512        11,871
Property & equipment, net                           5,058         6,488
Other assets                                          264           309
                                                   ------        ------
Total assets                                      $19,834       $18,668
                                                  =======       =======

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Bank overdraft                                  $   881       $ 1,179

  Notes payable - line of credit                    9,259         5,960
  Note payable to Jordan Industries                   592         1,356
  Accounts payable                                  4,135           338
  Accounts payable to affiliates                    5,641         4,018
  Accrued expenses                                  2,296         4,164
  Accrued restructuring charges                       327           605
                                                   ------        ------
  Total current liabilities                        23,131        17,620

  Note payable to Jordan Industries                     -           240

Pre-petition liabilities:
  Accounts payable                                  2,842         2,843
  Accounts payable to affiliates                   11,046        11,046
  Accrued expenses                                  2,053         2,133
  Accrued restructuring charges                     3,336         3,313
                                                  -------        ------
Total pre-petition liabilities                     19,277        19,335


Shareholders' deficit:
  Series A redeemable preferred
   stock, $0.01 par value;
   11,100 shares authorized; 4,451
   shares issued                                    5,289         4,955
  Preferred stock, $0.01 par value;
   1,000,000, shares authorized;
   none issued                                          -             -
  Common stock, $0.01 par value;
   13,000,000 shares authorized;
   8,500,000 shares issued                             85            85
  Additional paid-in capital                        8,832         8,832
  Cumulative translation adjustment                   (37)          (37)
  Retained deficit                                (31,858)      (27,477)
                                                  --------      --------
           Subtotal                               (17,689)      (13,642)

           Less treasury stock, at cost
           (1,046,385 shares)                       4,885         4,885
                                                   -------       -------
  Total shareholders' deficit                     (22,574)      (18,527)
                                                  --------      --------
Total liabilities and shareholders'
  deficit                                         $19,834       $18,668
                                                  =======       =======



See Notes to Consolidated Financial Statements

                         WELCOME HOME, INC.
                Consolidated Statements of Operations

                                  Three Months               Nine Months
                                     Ended                      Ended
                             October 3,  October 4,     October 3,  October 4,
                                1998        1997           1998        1997
                            (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)
                            (in thousands ofdollars) (in thousands of dollars)

Net sales                     $12,616     $13,621         $33,434    $40,679


Cost of goods sold              6,962       7,887          18,818     26,088
                               ------      ------          ------     ------

Gross margin                    5,654       5,734          14,616     14,591

Selling, general and
   administrative expenses
   (excluding depreciation)     5,285       5,468          15,293     20,031
Bankruptcy fees                   300         363             900      1,134
Depreciation                      572         558           1,664      1,609
                                -----       -----          ------     ------
Operating loss                   (503)       (655)         (3,241)    (8,183)


Interest expense:
  Jordan Industries                21          55             89        187
  Other                           237         286            661      1,073

Other expense (income)              -           -             11       (122)
                                -----       -----          -----      ------

Pretax loss                      (761)       (996)        (4,002)    (9,321)


Provision (benefit) for income
taxes                              15          15            45          15
                                -----       -----         -----       -----

Net loss                        ($776)    ($1,011)      ($4,047)    ($9,336)
                               =======    ========      ========    ========


Net loss available to common
  shareholders                  ($887)    ($1,123)      ($4,382)    ($9,669)
                               =======    ========      ========    ========


Basic and diluted loss per
  common share                 ($0.12)     ($0.15)       ($0.59)     ($1.30)
                               =======     =======       =======     =======


Weighted average common shares
  outstanding (in thousands)    7,454       7,454         7,454       7,454
                               ======      ======        ======      ======


See Notes to Consolidated Financial Statements


                         WELCOME HOME, INC.
                Consolidated Statements of Cash Flows


                                                      Nine Months
                                                         Ended
                                                 October 3,    October 4,
                                                    1998          1997
                                                    ----          ----
                                                (Unaudited)    (Unaudited)
                                                 (in thousands of dollars)
Cash flows from operating activities:
Net loss                                           ($4,047)      ($9,336)

Adjustments to reconcile net cash
provided by (used in) operating activities:
  Depreciation and amortization                      1,664         1,609
Changes in operating assets and liabilities:
  Inventories                                       (2,321)        1,459
Prepaid expenses and other assets                       81           478
  Accounts payable                                   3,498          (535)
  Payables to affiliates                             1,623         4,548
  Accrued liabilities                               (2,203)        2,877
                                                    -------       -------

Net cash provided by (used in)
operating activities                                (1,705)        1,100
                                                   --------       -------

Cash flows from investing activities:
  Capital expenditures                                (225)          (97)
  Other                                                 (9)          122
                                                   --------       -------
Net cash provided by (used in)
  investing activities                                (234)           25

Cash flows from financing activities:
  Repayments to note payable - Jordan Industries    (1,004)         (905)
  Proceeds from line of credit                      38,332        55,073
  Repayments to line of credit                     (35,033)      (56,639)
  Other                                                  -           (40)
                                                   --------      --------

Net cash provided by (used in) financing
   activities:                                       2,295        (2,511)
                                                   --------       -------

Net increase (decrease) in cash and
   cash equivalents                                    356        (1,386)
Cash and cash equivalents at
   beginning of period                                 845         1,715
                                                    -------       -------

Cash and cash equivalents at end of
   period                                           $1,201        $  329
                                                   =======       =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest - Jordan Industries                      $   89        $  187
                                                   =======       =======

  Interest - third party                            $  647        $  792
                                                   =======       =======


See Notes to Consolidated Financial Statements


                            WELCOME HOME, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands of dollars)

                             (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by Welcome Home, Inc. (together with its subsidiary, the "Company" or "Welcome Home") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

The Company's sales volume has historically varied between quarters based on several factors including the Christmas shopping season and accordingly, the results of operations for the three and nine month periods ended October 3, 1998 are not necessarily indicative of annual results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement established standards for reporting and display of comprehensive income and its components in the financial statements. The Company adopted SFAS 130 on January 1, 1998. The Company has determined total comprehensive loss to be ($942) and ($1,178) for the three months ended October 3, 1998 and October 4, 1997, respectively. The total comprehensive loss for the nine months ended October 3, 1998 and October 4, 1997 was ($4,380) and ($9,669), respectively. The Company's total comprehensive loss represents net loss plus the change in the cumulative translation adjustment equity account for the periods presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Welcome Home is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 119 stores located primarily in factory outlet centers in 36 states. The Company's stores offer a broad product line of 1,500 to 2,500 Stock Keeping Units ("SKUs") consisting of 11 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. Welcome Home's products currently range in price up to $1,500, with an average sales transaction for the three months ended October 3, 1998 of $19.21 as compared to $18.25 for the three months ended October 4, 1997. The average sales transaction for the nine months ended October 3, 1998 was $18.43 as compared to the $17.51 for the nine months ended October 4, 1997.

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

Results of Operations

The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales and certain operating statistics of the Company:


                                   Three Months            Nine Months
                                      Ended                   Ended
                              October 3,  October 4,  October 3,  October 4,
                                 1998        1997        1998        1997
                                 ----        ----        ----        ----

Selected income statement data
as a percentage of net sales:

Net sales                       100.0%      100.0%     100.0%      100.0%
Cost of sales                    55.2        57.9       56.3        64.1
Gross profit                     44.8        42.1       43.7        35.9
Selling, general and
administrative expenses
 (excluding depreciation)        41.9        40.1       45.7        49.2
Bankruptcy fees                   2.4         2.7        2.7         2.8
Depreciation                      4.5         4.1        5.0         4.0
Operating loss                   (4.0)       (4.8)      (9.7)      (20.1)
Interest expense                  2.0         2.5        2.2         3.1
Provision for income taxes        0.1         0.1        0.1         0.0
Net loss                         (6.2%)      (7.4%)    (12.1%)    (23.0%)


Operating  Statistics:
Stores open at period end         119         124        119         124
Total square feet of store space
  at period end (in thousands)    335         381        335         381
Percentage  increase (decrease)
  in comparable store sales      (4.1%)       2.4%      (0.4%)      (0.6%)


Three Months Ended October 3, 1998 as Compared to Three Months Ended October 4, 1997

Net Sales. Net sales for the three months ended October 3, 1998 decreased by $1.0 million or 7.4%, as compared to the three months ended October 4, 1997. This decrease reflects a decrease in comparative store sales of 4.1% and a decline in the average number of stores open during the three months ended October 3, 1998 of 120 compared to 124 for the three months ended October 4, 1997. The Company showed a decrease of 8.4% in the number of sales transactions on a same store basis in the three months ended October 3, 1998 offset by an increase in its average sales transaction from $19.21 for the three months ended October 3, 1998 compared to $18.34 for the three months ended October 4, 1997 on the same store basis.

Gross Profit. Gross profit for the three months ended October 3, 1998 decreased $80,000, or 1.4%, as compared to the three months ended October 4, 1997. Gross profit as a percentage of sales increased to 44.8% from 42.1%, due primarily to a higher initial markup for the three months ended October 3, 1998.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended October 3, 1998 decreased by $183,000, or 3.3%, as compared to the three months ended October 4, 1997, largely as a result of the Company's store closings in 1997. Selling, general and administrative expense as a percentage of net sales increased to 41.9% in the three months ended October 3, 1998, as compared to 40.1% in the three months ended October 4, 1997, due to the decrease in same store sales.

Bankruptcy Fees. The Company recorded $300,000 of bankruptcy fees in the three months ended October 3, 1998 as compared to $363,000 in the three months ended October 4, 1997. These charges represent the expenses associated with the Chapter 11 bankruptcy proceedings.

Interest Expense - Other. Interest expense - other decreased to $237,000 for the three months ended October 3, 1998 as compared to $286,000 for the three months ended October 4, 1997 due to lower interest expense on its post-petition credit facility. Borrowings under the facility were lower due to reduced inventory levels required for a fewer number of stores.

Net Loss. The Company's net loss for the three months ended October 3, 1998 was $776,000 as compared to $1.0 million for the three months ended October 4, 1997. The decrease in net loss of $235,000 was due primarily to lower selling, general and administrative expenses and lower interest expense.

Nine Months Ended October 3, 1998 as compared to Nine Months Ended
October 4, 1997

Net Sales. Net sales for the nine months ended October 3, 1998 decreased by $7.2 million or 17.8%, as compared to the nine months ended October 4, 1997. This decrease reflects a decline in the average number of stores open during the nine months ended October 3, 1998 of 120 compared to 143 for the nine months ended October 4, 1997. The Company believes the decrease in comparable store sales, or 0.4%, is attributed to less traffic in the outlet malls for the third quarter of 1998. The Company showed a decrease of 5.0% in the number of sales transactions on a same store basis for the first nine months of 1998 along with an increase in its average sales transaction from $18.43 for the nine months ended October 3, 1998 compared to $17.58 for the nine months ended October 4, 1997 on the same store basis.

Gross Profit. Gross profit for the nine months ended October 3, 1998 increased $25,000, or 0.2%, as compared to the nine months ended October 4, 1997. Gross profit as a percentage of sales increased to 43.7% from 35.9%, due primarily to markdowns taken during the first nine months of 1997 on inventory items sold in "Going Out of Business" sales in the stores that were closed. The cost of markdowns decreased by $2.9 million, or 53.4%, for the nine months ended October 3, 1998, as compared to the nine months ended October 4, 1997.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended October 3, 1998 decreased by $4.7 million, or 23.7%, as compared to the nine months ended October 4, 1997, largely as a result of the Company's store closings in 1997. In addition, selling, and administrative expense as a percentage of net sales decreased to 45.7% in the first nine months of 1998 as compared to 49.2% in the first nine months of 1997. This decrease was due to closing the non-profitable stores in 1997.

Bankruptcy Fees. The Company recorded $900,000 of bankruptcy fees in the first nine months of 1998 and $1.1 million in the first nine months of 1997. These charges represent the expenses associated with the Chapter 11 bankruptcy proceedings.

Interest Expense - Other. Interest expense - other decreased to $661,000 for the nine months ended October 3, 1998 as compared to $1.1 million for the nine months ended October 4, 1997 due to lower interest expense on its post-petition credit facility. Borrowings under the facility were lower due to reduced inventory levels required for a fewer number of stores.

Net Loss. The Company's net loss for the nine months ended October 3, 1998 was $4.0 million as compared to $9.3 million for the nine months ended October 4, 1997. The decrease in net loss of $5.3 million was due to lower selling, general and administrative expenses and lower interest expense.

Liquidity and Capital Resources

The Company had $27.9 million working capital deficit at October 3, 1998 as compared to $25.1 million deficit at December 31, 1997. The decrease in working capital was due primarily to an increase in notes payable - line of credit, an increase in inventory offset by an increase in accounts payable, and a decrease in the net value of property and equipment.

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

On October 29, 1998, the Company signed an Amended and Restated Loan and Security Agreement with Fleet Capital Corporation. This Agreement replaced the debtor-in-possession credit facility then in place. This Agreement provides for borrowings of up to $15.0 million, with availability dependent on levels of inventory. There is also a limited seasonal overadvance borrowing capability. The Agreement is secured by essentially all assets of the Company. Outstanding balances under this agreement initially bear interest of Base Rate (as defined) plus 1.25%, or a eurodollar-based rate + 3.25%. These rates are subject to reductions based on financial performance. Jordan Industries purchased a $2.0 million junior participation in the Agreement. The Agreement matures on October 29, 2003.

Net Operating Loss Carryforward

At December 31, 1997, the Company had approximately $36.1 million in net operating loss carryforwards for Federal income tax purposes. Due to the uncertainty of generating future taxable income, management believes it is appropriate to fully reserve the deferred tax asset.



PART II.  OTHER INFORMATION
WELCOME HOME, INC.

ITEM 1.   LEGAL PROCEEDINGS:

On July 16, 1998 the Company submitted its plan of reorganization to the United States Bankruptcy Court for the Southern District of New York. Among other things, the Plan provides that all of the outstanding shares of common stock of the corporation will be canceled. The Plan also provides that holders of the Company's common stock (other than Jordan Industries, Inc.) at the time of the reorganization will receive five percent (5%) of the new common stock to be issued by the corporation. This plan was confirmed on September 28, 1998.



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

November 18, 1998