Form 10-Q/A
period 1998-10-03
WELCOME HOME INC
filed 1998-11-25
CIK 922817

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-QA

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

Welcome Home, Inc. has discovered clerical errors in the filing of the Company's 10Q for the period ended October 3, 1998. These errors are contained in the "Notes to Consolidated
Financial Statements". Thusly, the entire section "Notes to Consolidated Financial Statements" will be resubmitted.

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

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement established standards for reporting and display of comprehensive income and its components in the financial statements. The Company adopted SFAS 130 on January 1, 1998. The Company has determined total comprehensive loss to be ($887) and ($1,123) for the three months ended October 3, 1998 and October 4, 1997, respectively. The total comprehensive loss for the nine months ended October 3, 1998 and October 4, 1997 was ($4,382) and ($9,669), respectively. The Company's total comprehensive loss represents net loss plus the change in the cumulative translation adjustment equity account for the periods presented.


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

Liquidity and Capital Resources

The Company had $27.9 million working capital deficit at October 3, 1998 as compared to $25.1 million deficit at December 31, 1997. The decrease in working capital was due primarily to an increase in notes payable - line of credit and an increase in payables offset by an increase in inventory.

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