Form 10-K
period 1998-12-31
WELCOME HOME INC
filed 1999-04-15
CIK 922817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECUITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24912

                               WELCOME HOME, INC.


DELAWARE                                                              56-1379322
(State of other Jurisdiction of                                 (I.R.S. EMPLOYER
Incorporation or Organization)                               IDENTIFICATION NO.)

309 Raleigh Street
Wilmington, NC                                                             28412
(Address of Principal Executive Offices)                              (Zip Code)

                                 (910) 791-4312
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,991,237 as of March 31, 1999. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose. As of March 31, 1999, there were 7,453,615 shares of the registrant's common stock outstanding.

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of The Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

Documents Incorporated by Reference: None

                                      INDEX

                                     PART I

Item 1.   Business....................................................................3

Item 2.   Properties..................................................................6

Item 3.   Legal Proceedings...........................................................6

Item 4.   Submission of Matters  to a Vote of Security Holders........................6

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......7

Item 6.   Selected Financial Data.....................................................8

Item 7    Management's Discussion and Analysis of Financial Condition and Results
          of Operations...............................................................9

Item 7a   Qualitative and Quantitative Disclosures About Market Risk.................13

Item 8.   Financial Statements and Supplemental Data.................................13

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.......................................................28

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.........................28

Item 11.  Executive Compensation.....................................................29
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............30
Item 13.  Certain Relationships and Related Transactions.............................31

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........32

                                     PART I
ITEM 1.  BUSINESS

GENERAL

   Welcome Home, Inc., (the "Company" or "Welcome Home") is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 120 stores located primarily in factory outlet centers in 36 states. Welcome Home stores offer a broad product line of 1,500 to 2,500 Stock Keeping Units ("SKUs") consisting of 11 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. Welcome Home's products currently range in price up to $1,500, with an average sales transaction for the year ended December 31, 1998 of approximately $19.08.

HISTORY

   The predecessor to the Company was organized in 1966 as Cape Craftsmen, Inc. ("Cape Craftsmen"), a manufacturer, importer and distributor of a variety of giftware including wood, ceramic, picture frames and brass items, and operated its business through two divisions: the wholesale division (the "Wholesale Division") and the retail division (the "Retail Division"). The business now conducted by the Company was formerly the Retail Division, which began operations in the mid 1970's. Cape Craftsmen was acquired in 1983 in a leveraged buyout and was owned primarily by partners, principals and affiliates of the Jordan Company (the "Jordan Group"). In November 1985, Cape Craftsmen filed for bankruptcy protection pursuant to Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") primarily due to a serious decline in the Wholesale Division's sales. The Company emerged from Chapter 11 proceedings in 1989. In 1991, the Company was acquired by Jordan Industries, Inc. ("Jordan Industries"), an affiliate of the Jordan Group and spun off the wholesale division which continues to operate under the name "Cape Craftsmen" and is owned by Jordan Industries. The Company was renamed Welcome Home, Inc. on March 22, 1991. Thereafter, the Company continued the business previously conducted by the Retail Division.

   From 1989 to 1995, the Company expanded from 45 to 215 stores and net sales increased from $13.5 million to $93.2 million. In September 1994, the Company completed an initial public offering of Common Stock (the "IPO"). The Company sold 2.5 million shares in the IPO and used the proceeds to repay Welcome Home's intercompany debt to Jordan Industries. During 1996 and 1997, however, the Company curtailed its expansion into new markets, with only nine new store openings during the period, and closed 100 stores. As a result, net sales decreased to $62.6 million for 1997. The Company closed five stores and opened three new stores. This reduced net sales to $54.3 million for 1998. In order to restructure its financial obligations and to implement a strategy to reverse declining operating results, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in January 1997. The resulting Plan of Reorganization was confirmed in September 1998. See "Item 3. Legal Proceedings".


BUSINESS STRATEGY

   The Company's objective is to return to profitability by building upon its position as a specialty retailer of home decor and gifts with a national presence in outlet malls. Through its direct sourcing capabilities, Welcome Home offers a unique and often exclusive collection of value priced, fashion forward accents and gifts for the home. This attractive merchandise mix, accompanied by friendly customer service oriented environment, is expected to encourage repeat business as well as a constant flow of new customers shopping in the outlet mall as a destination. To accomplish this objective, the Company's management team has outlined a business strategy for 1999 and beyond which emphasizes the following principles:

   MARGIN BUILDING. Management believes the key to making Welcome Home a profitable, growth-oriented entity is margin building. During 1998, the Company was able to increase its margins while continuing to offer Welcome Home customers competitive pricing. This was accomplished in two ways: first, more direct import buying from better sources, better price negotiation and better product selection; second, identifying quality close out opportunities from domestic sources that offered quick turnover potential at higher margins and lower prices for customers. Implementation of this strategy will continue through 1999 and is expected to result in further improvement in the Company's margin and overall profitability.

   APPROPRIATE MERCHANDISE MIX. During 1999, the Company will continue to modify its merchandise assortment as management identifies new product lines with long-term growth potential. By improving the mix and management of product lines within its assortment plan, the Company will seek to maximize the performance of each store.

   AGGRESSIVE MERCHANDISING AND STORE SIGNAGE. The success of the Company's value pricing program during 1998 indicates that customers in the outlet mall venue are looking for value. The Company has begun positioning itself to appeal to this market segment by introducing promotional tables and floor stacks of value buys and calling attention to them with larger in-store signage. This program will continue through 1999. By the summer of 1999, the Company will have remodeled 77 of its 120 stores. In all of these stores the Company has replaced old fixtures with fixtures that provide flexibility in showing much of the decorative accessory products now in its inventory.

   BUILDING THE WELCOME HOME BRAND. The Company continued to implement a number of branding programs in 1998 designed exclusively for Welcome Home. Exclusive Welcome Home merchandise achieves two things: first, it allows the Company to price product based on its value and uniqueness; second, it encourages customers to return to Welcome Home stores either to buy more of that unique Welcome Home product or to see new Welcome Home products. Where appropriate, the Company will create more exclusive Welcome Home products in 1999.

   EVENT MARKETING. During 1999, similar to 1998, creative events in the stores are expected to be a key ingredient in driving sales. While the Company's two major seasonal businesses are Easter and Christmas, Welcome Home will also provide special products to create events around Valentine's Day, Mother's Day, Father's Day, the Fourth of July, Halloween and Thanksgiving. Management plans to have the Company's major seasonal programs exclusively designed and packaged for Welcome Home so that the merchandise will be truly unique in the marketplace. By creating weekly events in the stores, management expects to encourage repeat business and thereby increase net sales. The Company's advertising budget provides for participation in mall coupon books, flyers distributed in the malls to highlight Welcome Home values, limited local newspaper advertising and certain mailings with vendor participation. Welcome Home will utilize all of these methods in 1999 in an effort to attract the shopper who has come to the outlet mall looking for value.

   EFFECTIVE MANAGEMENT INFORMATION SYSTEMS. The Company has implemented a fully integrated retail computer system consisting of inventory control, purchase order management, accounting and general ledger systems. This system is currently in use in hundreds of retail chains across the United States and Canada. The systems are designed to provide SKU-level perpetual inventory tracking as well as SKU-level sales tracking. This "core" package was augmented by the purchase of a decision support/marketing system that allows the merchandising and advertising departments the ability to perform strategic promotional advertising by gathering customer purchase information gleaned at the point of sale.

   TARGETED STORE GROWTH. As of December 31, 1998, the Company had 122 stores. Two stores were closed in January 1999, bringing the current store count to 120. In 1999, the Company plans to expand the store group into new outlet mall locations. Management also believes that by moving some current fixturing and taking a low-cost approach to opening these new stores, Welcome Home can accomplish two important goals: first, add sales volume in 1999; and, second, continue the process of improving the store portfolio to include some of the best outlet mall locations in the country.


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

   The Company purchases its merchandise from over 75 suppliers. In 1998, the Company's largest supplier accounted for approximately 53% of the Company's merchandise purchases and the Company's ten largest suppliers accounted for approximately 73% of such purchases. The Company has no long-term contracts for the purchase of merchandise. Although the Company's sales are not dependent on any single supplier, there can be no assurance that the Company's operating results would not be adversely affected if any of its ten largest suppliers were unable to continue to fill the Company's orders for such supplier's products.

   Approximately 70% - 80% of the Company's merchandise is sourced from distributors purchasing abroad. Although the Company believes that it has established close relationships with its principal foreign manufacturing sources, the Company's future success will depend in some measure upon its ability to maintain such relationships. The Company believes that no foreign supplier offers such unique product that it could not be replaced, after temporary shortages, with merchandise from other foreign or domestic suppliers. The Company currently maintains multiple suppliers for each foreign and domestic product category.

   The Company's distribution center, located in Wilmington, North Carolina, is used to temporarily warehouse merchandise, where it is broken down into individual store orders and shipped directly to store locations. Approximately

30% of the total merchandise mix flows through the Wilmington distribution center and is currently being shipped to the stores on a weekly basis. The distribution center is also used to assemble merchandise that is shipped to new stores for initial stocking upon their opening. Otherwise, all domestically sourced inventory is shipped directly to the stores. This strategy avoids incremental costs associated with maintaining inventory on a centralized basis.


MANAGEMENT

   At all store locations, there is a store manager and an assistant store manager. Depending on the size and sales volume, the store may have one to four additional sales clerks. The store manager is responsible for the overall management and maintenance of the store including sales and receipt of merchandise, record-keeping and reporting, displays, customer service and security. The assistant store manager is equally trained in all of these areas. The store manager reports to a district manager. On average, each district manager has responsibility for 15 stores. As of December 31, 1998, the Company had eight district managers.


EMPLOYEES

   As of December 31, 1998, the Company had 287 full-time and 500 part-time employees. One hundred forty employees are in managerial positions, with 17 at the central office, and the remainder in store operations. As of December 31, 1998, the labor force in store operations consisted of 751 people, including eight district managers, 123 store managers, 121 assistant store managers and 499 hourly, part-time sales clerks and cashiers. None of the Company's employees are covered by collective bargaining agreements. The Company believes that the dedication of its employees is critical to its retailing success, and that its relations with employees are excellent.


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

ITEM 2. PROPERTIES

   The Company had 122 stores with over 342,000 square feet as of December 31, 1998, all of which are leased. In most cases, the Company pays a minimum fixed rent plus a contingent rent based on net sales of the store in excess of a certain threshold. Certain of the Company's store leases contain restrictive covenants regarding, among other things, pricing and product offerings, none of which the Company believes have or may have a material adverse effect on the way it conducts its business. The Company currently expects that its policy of leasing rather than owning will continue. The Company's leases generally provide for original lease terms of five or ten years, with renewal options generally for an additional five or seven years at moderately increased rents, generally based upon consumer price indexes. Welcome Home was able to renegotiate most of these leases during the Bankruptcy proceedings. These proceedings resulted in 38 assumed leases and 84 amended leases. Most of the amendments reduced the lease term to a maximum of three years.

   The Company's corporate headquarters, which is also leased, is located in Wilmington, North Carolina and occupies 34,000 square feet, of which 24,000 square feet serves as a distribution center and 10,000 square feet serves as office space. The central warehouse is used to temporarily store merchandise for distribution and used to initially stock new stores upon their opening

   The Company's mix of 122 stores at December 31, 1998 consisted of 32 stores of less than 2,400 square feet, 33 stores of 2,400 - 2,800 square feet, 34 stores of 2,800 - 3,300 and 23 stores of 3,300 - 4,600 plus square feet.

ITEM 3. LEGAL PROCEEDINGS

   On September 28, 1998, the United States Bankruptcy Court for the Southern District of New York approved a Plan of Reorganization (the "Plan") for Welcome Home. The Plan became effective on November 2, 1998 and Jordan Industries purchased the secured and unsecured claims amounting to approximately $6.9 million (excluding all Jordan Industries and Cape Craftsmen claims) for approximately $1.1 million. The Plan also provided that shareholders of the Company would receive shares of a new class of common stock of Welcome Home ("New Common Stock") on a prorated basis. The 500,000 shares of New Common Stock is being distributed to owners of Welcome Home's old Common Stock based on the shareholders' percentage of total old Common Stock outstanding excluding old Common Stock held by Jordan Industries.

   The Company is not involved in any other legal proceedings which are expected to have a material effect on the Company's results of operations or financial condition, nor is it aware of any threatened litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were voted upon during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5 . MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock is now traded on the OTC Bulletin Board System operated by the National Association of Securities Dealers, Inc. As of March 13, 1999 there were approximately 60 holders of record of the Company's common stock. The Company believes that the number of beneficial holders of its common stock is substantially higher. The following table sets forth the high and low bid prices of the Company's common stock for each quarter in the two year period ended December 31, 1998. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                        First     Second       Third    Fourth
                                       Quarter    Quarter     Quarter   Quarter

      1998:
     High bid                         $  .40     $  .19      $ .19     $  .22
     Low bid                          $  .03     $  .03      $ .11     $  .13


    1997:
     High bid                         $  .75     $  .19      $ .20      $ .20
     Low bid                          $  .05     $  .04      $ .08      $ .02


   The Company has not paid dividends since its initial public offering, and does not anticipate paying dividends in the foreseeable future.

   The Plan provided that shareholders of the Company would receive shares of a new class of common stock of Welcome Home ("New Common Stock") on a prorated basis. The 500,000 shares of New Common Stock is being distributed to owners of Welcome Home's old Common Stock based on the shareholders' percentage of total old Common Stock outstanding excluding old Common Stock held by Jordan Industries.

    On November 12, 1996, the Company entered into an agreement with Jordan Industries in which the Company issued 4,451,000 shares of a newly designated class of Series A Redeemable Preferred Stock (the "Series A Preferred Stock") to Jordan Industries as repayment of $4,451,000 outstanding under the Subordinated Credit Agreement. The holders of the Series A Preferred Stock were entitled to cumulative annual dividends of 10% of the liquidation value of the stock. The Company could not declare or pay any dividend or distribution on any shares of stock that rank junior to the Series A Preferred Stock as long as any shares of Series A Preferred Stock were outstanding.

    The outstanding Preferred Stock including cumulative dividends, which amounted to $5.3 million, was repurchased for $1 in accordance with the Plan.

ITEM 6.  SELECTED FINANCIAL DATA

                                                    Year Ended December 31
                                      --------------------------------------------------
                                        1998        1997        1996       1995    1994
----------------------------------------------------------------------------------------
                                               (in thousands except per share data)
----------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net Sales                              $54,254    $62,590      $81,855   $93,166 $81,654
Gross Profit                            24,000     23,817       33,121    35,662  35,273
Selling, general and administrative
     expenses (excluding depreciation)  20,795     25,397       38,757    36,586  26,798
Management fees - Jordan Industries          -          -            -         -   1,393
Restructuring charges                        -          -        8,106     5,913       -
Other non-recurring charges                476          -            -     1,016       -
Operating income (loss)                    537     (3,765)     (15,838)   (9,974)  5,757
Interest expense - Jordan Industries        99        234          323       655     764
Interest expense - other                   885      1,162        1,552       865      83
Bankruptcy reorganization costs
     (credits)                         (14,750)     1,130            -         -       -
Provision (benefit) for income
     taxes (1)                              60          -        2,185    (1,190)  1,561
Net income (loss)                      $14,234    $(6,266)   $ (20,339) $(10,449) $3,328
Basic and diluted income (loss) per
     common share                      $  1.86    $ (0.90)   $   (2.74) $  (1.35) $ 0.39
Weighted average number of common
     shares outstanding (2)              7,454      7,454        7,454     7,722   8,479

SELECTED OPERATING DATA:

Stores opened during the period              3          0            9        39      34
Stores closed during the period              5         62           38        13       3
Number of stores open at period end        122        124          186       215     189
Total square feet of store space
     (in thousands)                        343        350          514       587     488
Sales per average square foot of total
     store space (3)                   $   158    $   158    $     144  $    177  $  187
Percentage increase (decrease) in
 comparable store sales (4)               (1.6%)      2.4%       (15.7)%    (8.1)%   8.4%

OTHER OPERATING DATA:
Capital expenditures                      $498       $134       $1,638    $5,021  $3,409
Depreciation                             2,192      2,185        2,096     2,121   1,325

BALANCE SHEET DATA:
Working capital (deficiency)           $(2,194)  $(25,084)   $ (18,972)  $(2,154) $7,781
Total assets                            17,777     18,668       26,314    29,176  33,614
Total debt                               6,154      7,556       15,869    11,029   1,660
Shareholders' equity (deficiency)        2,851    (18,527)     (12,236)    3,627  17,010

        (1) Reflects only state income taxes as the Company and Jordan Industries had Federal net operating loss carryforwards during these periods. See Note 7 to the Financial Statements.

        (2) Reflects weighted average outstanding shares retroactively adjusted to reflect the 17 for 1 stock split in 1994.

        (3) Calculated by dividing the net sales for the period by the average square feet of total store space. The amounts have not been adjusted for the seasonal nature of the Company's sales or for the impact of opening stores in different periods each year.

        (4) Calculated using net sales of stores which have been open during at least one full calendar year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 120 stores located primarily in factory outlet centers in 36 states. Welcome Home's products, which currently range in price up to $1,500, cover a broad product line of 1,500 to 2,500 SKUs consisting of 11 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. The Company's average sales transaction was approximately $19.08 for the year ended December 31, 1998 as compared to $18.28 for the year ended December 31, 1997.

   During the fourth quarter of 1995 and continuing in 1996, the Company planned and implemented a series of strategic restructuring initiatives designed to improve profitability and better position the Company. The major elements of these initiatives included a change in the Company's merchandising strategy and the liquidation of merchandise which is not consistent with that strategy, closing unprofitable stores, and strengthening the Company's information systems as necessary to successfully implement the above strategies. The Company recorded an $8.1 million restructuring charge in 1996 and a $5.9 million restructuring charge in 1995 for the cost of these initiatives.

   On January 21, 1997, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. In connection with this bankruptcy proceeding, management closed 38 non-profitable stores in 1996, 62 non-profitable stores in 1997 and five non-profitable stores in 1998. See "Item
3. Legal Proceedings." The Company also closed two stores in January 1999, closed one store in February 1999, opened three new stores in 1998 and one new store in 1999, bringing it to a core group of 120 stores.

   Approximately 70% - 80% of the Company's merchandise is sourced overseas. These imports are purchased with U.S. dollars and therefore the Company does not engage in any foreign currency hedging activities. Also, of the 122 stores open at December 31, 1998, none were located in a foreign country. Therefore, any exposure to foreign currency exchange rate risks are minimal and are immaterial to the Company's financial statements.

RESULTS OF OPERATIONS

   The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales:
                                                  1998       1997        1996
                                                  ----       ----        ----
Net Sales                                        100.0%      100.0%      100.0%
Cost of Sales                                     55.8        61.9        59.5
Gross Profit                                      44.2        38.1        40.5
Selling, General, and Administrative Expenses
 (Excluding Depreciation)                         38.3        40.6        47.3
Restructuring Charges                                -          -          9.9
Other Non-recurring Charges                        0.9          -           -
Operating Income (Loss)                            1.0        (6.0)      (19.3)
Interest Expense                                   1.8         2.2         2.3
Bankruptcy Reorganization Costs (Credits)         27.2         1.8          -
Provision (Benefit) For Income Taxes               0.1          -          2.7
Net Income (Loss)                                 26.2%      (10.0)%     (24.8)%


1998 AS COMPARED WITH 1997

   NET SALES. Net sales for 1998 decreased by $8.3 million, or 13.3%, as compared to 1997. This decrease reflects a decline in average number of stores opened for 1998 of 120 as compared to 142 in 1997. Net sales on a comparable store basis decreased by $0.9 million, or 1.6%. The decrease in comparable store sales is attributed to a sales decline in the outlet malls of 2.9% on a comparable store basis. Despite a 4.9% decline in the Company's number of sales transactions on a same store basis in 1998, the Company increased its average sales transaction to $19.09 in 1998, compared to $18.45 in 1997 on a same store basis.

   GROSS PROFIT. Gross profit for 1998 increased $0.2 million, or 0.8%, as compared to 1997. Gross profit as a percentage of sales increased to 44.2% in 1998 from 38.1% in 1997, due primarily to markdowns taken during the first seven months of 1997 on inventory items sold in "Going Out of Business" sales in the stores that were closed. The cost of markdowns decreased to $4.0 million in 1998 from $6.2 million in 1997.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for 1998 decreased by $4.6 million, or 18.1%, as compared to 1997, largely as a result of the Company's store closings in 1997. In addition, selling, and administrative expense as a percentage of net sales decreased to 38.3% in 1998 as compared to 40.6% in 1997. This decrease was due to home office expenses of $3.8 million in 1998 as compared to $4.5 million in 1997. The decrease in home office expenses was due primarily to decreased payroll costs for corporate office personnel associated with a corporate layoff necessitated by the Company's closing of 62 stores in 1997 and 38 stores in 1996.

   INTEREST EXPENSE - JORDAN INDUSTRIES. Interest expense to Jordan Industries decreased from $0.2 million in 1997 to $0.1 million in 1998 primarily as a result of the reduction in the borrowings by the Company with Jordan Industries.

   INTEREST EXPENSE - OTHER. Interest expense - other decreased from $1.2 million in 1997 to $0.9 million in 1998 due to lower interest expense on its post-petition credit facility. Borrowings under the facility were lower due to reduced inventory levels required for a fewer number of stores. See Note 6 of the Financial Statements.

   BANKRUPTCY REORGANIZATION COSTS (CREDITS). The Company recorded $14.8 million of bankruptcy reorganization credits in 1998 compared to $1.1 million of bankruptcy reorganization costs in 1997. These credits represent the adjustments to the pre-petition liabilities in accordance with the provisions of the Plan, netted against $1.0 million of reorganization costs.

   NET INCOME (LOSS). The Company's net income for 1998 was $14.2 million, as compared to a net loss of $6.3 million in 1997. The increase in net income of $20.5 million was due primarily to the bankruptcy reorganization credits.

1997 AS COMPARED WITH 1996

   NET SALES. Net sales for 1997 decreased by $19.3 million, or 23.5%, as compared to 1996. This decrease reflects a decline in store count from 186 stores open at December 31, 1996 to 124 at December 31, 1997. Net sales on a comparable store basis increased by $1.3 million, or 2.4%. The increase in comparable store sales is attributed to modifications of the Company's merchandise assortment implemented during the latter half of 1997. Despite an 8.2% decline in the Company's number of sales transactions on a same store basis in 1997, the Company increased its average sale to $18.45 in 1997, compared to $16.55 in 1996 on a same store basis.

   GROSS PROFIT. Gross profit for 1997 decreased $9.3 million, or 28.1%, as compared to 1996, largely reflecting the closure of 62 stores in 1997. Gross profit as a percentage of sales decreased from 40.5% in 1996 to 38.1% in 1997, due primarily to markdowns taken during the first seven months of 1997 on inventory items sold in "Going Out of Business" sales in the stores that were closed. The cost of markdowns decreased to $6.2 million in 1997 from $7.4 million in 1996.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for 1997 decreased by $13.4 million, or 34.5%, as compared to 1996, largely as a result of the Company's store closings in 1996. In addition, selling, and administrative expense as a percentage of net sales decreased to 40.6% in 1997 as compared to 47.3% in 1996. This decrease was due to the increase in the Company's comparable store sales of 2.4% in 1997 and the decrease in home office expenses of $4.5 million in 1997 as compared to $6.1 million in 1996. The decrease in home office expenses was due primarily to decreased payroll costs for corporate office personnel associated with a corporate layoff necessitated by the Company's closing of 62 stores in 1997 and 38 stores in 1996.

   RESTRUCTURING CHARGES. In 1997, the Company did not record any restructuring charges compared to $8.1 million of charges in 1996. The charges recorded reflect a restructuring plan adopted by management in 1995 and continued in 1996 to close non-profitable stores and severance to two former executives. The Company closed 38 stores in 1996 and 62 stores in 1997 with costs of $7.2 million from the write-off of the recorded investment in furniture, fixtures and leasehold improvements at these stores, lease termination costs and other related store closing costs. The severance for the two former executives amounted to $0.9 million. See" Note 3 of the Financial Statements".

   INTEREST EXPENSE - JORDAN INDUSTRIES. Interest expense to Jordan Industries decreased from $0.3 million in 1996 to $0.2 million in 1997 primarily as a result of the reduction in the borrowings by the Company with Jordan Industries.

   INTEREST EXPENSE - OTHER. Interest expense - other decreased from $1.6 million in 1996 to $1.2 million in 1997 due to lower interest expense on its post-petition credit facility. Borrowings under the facility were lower due to reduced inventory levels required for a fewer number of stores. See Note 6 of the Financial Statements.

   BANKRUPTCY REORGANIZATION COSTS (CREDITS). The Company recorded $1.1 million of bankruptcy reorganization costs in 1997, while no such charges were recorded in 1996. These charges represent the expenses associated with the bankruptcy proceedings.

   NET LOSS. The Company's net loss for 1997 was $6.3 million, as compared to $20.3 million in 1996. The decrease in net loss of $14.1 million was due to a $8.1 million decrease in restructuring charges recorded in 1996; the increase in the Company's comparable store sales in 1997 of 2.4%, lower selling, general and administrative expenses and interest expense.


LIQUIDITY AND CAPITAL RESOURCES

   The Company had a $2.2 million working capital deficiency at December 31, 1998 compared to a $25.1 million deficiency at December 31, 1997. The decrease in working capital deficiency was due primarily to the elimination of the pre-petition liabilities of $19.3 million, the reduction in accounts payable to affiliates of $1.6 million and the elimination of the note payable to Jordan Industries of $1.6 million.

   The Company's net cash used in operating activities for the year ended December 31, 1998 was $0.8 million as compared to net cash provided by operating activities of $6.3 million for the fiscal year ended December 31, 1997. The change was primarily due to a use of net cash from inventories in 1998 of $0.5 million, as compared to a net cash provided from inventories of $5.4 million in 1997. The net cash used in investing activities for the year ended December 31, 1998, was $0.5 million as compared to $0.0 million for the same period in 1997, due to lower capital expenditures. The net cash provided by financing activities for the year ended December 31, 1998, was $1.2 million as compared to net cash used of $7.1 million for the same period in 1997 due to repayments of $6.2 million under the credit facility in 1997 compared to net borrowings of $0.2 million in 1998.

   The Company expects to satisfy its anticipated demands and commitments for cash in the next 12 months primarily from borrowings under its credit facility with Fleet Capital Corporation. The terms of this facility are as follows:

   o  Borrowing base of $15.0 million
   o  Commencing on October 29, 1998 until October 29, 2003
   o  Secured by substantially all assets of the Company
   o  Interest calculated at 1 1/4% above prime.

   The Company signed a commitment to enter into an $800 thousand Promissory Note with Jordan Industries that bears interest at 8.5%. The note calls for monthly payments of interest only through April 30, 2000, and commencing on May 1, 2000, the Company shall pay monthly payments of $66,667 plus accrued interest until paid in full. At December 31, 1998, the Company did not have an outstanding balance on this note. Welcome Home received the funds for this Promissory Note on February 11, 1999, of which the entire amount is still outstanding.

NET OPERATING LOSS CARRYFORWARDS AND DEFERRED TAX ASSETS

   At December 31,1998, the Company had approximately $26.7 million of net operating loss carryforwards for Federal income tax purposes ("NOL's"). See Note 7 of the Financial Statements. Due to the uncertainty of generating future taxable income, management believes it is appropriate to fully reserve the deferred tax asset.

IMPACT OF INFLATION

   General inflation has had only a minor effect on the operations of the Company and its internal and external sources for liquidity and working capital.

YEAR 2000

   The past practice of computer programs being written using two digits rather than four to define the applicable year has resulted in the "Year 2000 Issue." Any of the Company's computer programs or hardware that has date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations or a temporary inability to engage in normal business activities. In response to this issue, the Company developed a Year 2000 Task Force ("Task Force") whose project scope included the assessment and ongoing monitoring of all information technology computer hardware and software and non-information technology equipment affected by the Year 2000 Issue. The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation.

   The Company's information technology infrastructure consists primarily of externally developed software running in a mainframe environment. The Company also has a network of personal computers, through local area networks. The local area networks of personal computers and related software are substantially Year 2000 compliant.

   The Company's information technology mainframe software applications that support its critical processes have been remediated, tested and determined to be Year 2000 compliant. However, the ultimate effectiveness of the information technology will be unknown until January 1, 2000, and there is no assurance that there will not be a material adverse effect.

   The Company has no significant single supplier, vendor or customer ("external agents") that is critical to its ongoing operations. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents are Year 2000 compliant. The inability of external agents - principally financial institutions, insurance companies, energy suppliers and other third party employee benefit related providers - to complete their Year 2000 resolution process in a timely manner could materially impact the Company. The effect of non-compliance by external agents in not determinable.

   The Company has and will continue to renovate, test and implement the software and operating equipment for Year 2000 modifications. The total costs of the Year 2000 projects are estimated to be approximately $0.1 million. The results of ongoing remediation and testing, however, could result in additional costs to the Company.

   Management of the Company believes it has an effective program in place to resolve the impact of the Year 2000 issue in a timely manner and does not expect the Year 2000 issue to have a material adverse effect on the Company . But, as noted above, the Company has not yet completed the conversion of all information technologies identified in its Year 2000 program. If the Company does not complete any further Year 2000 work, the Company might be unable to effectively account for or report its financial position and results of operations using its current information technology. In addition, the ultimate effectiveness of the remediated information technology will be unknown until January 1, 2000, and there is no assurance that there will not be a material adverse effect. The amount of the potential liability and lost revenue, if any, resulting from these risks cannot be reasonably estimated at this time.

   The Company currently has no formal contingency plans in place if it does not complete all phases of the Year 2000 program. However, the progress of the Year 2000 program is being closely monitored, and additional measures will be taken as risks are identified. The Company plans to evaluate the status of completion in the first half of 1999 and determine whether such a plan is necessary.

FORWARD-LOOKING STATEMENTS

   This Annual Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those arising out of economic, climatic, political, regulatory, competitive and other factors. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company's filings with the Securities and Exchange Commission including but not limited to, the discussion of "Business Strategy" on page 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's income is affected by changes in short-term interest rates as a result of its borrowings under its credit facility with Fleet Capital Corporation. However, management believes that the Company's exposure to short-term interest rate market risk, as it relates to its credit facility, is not material.

   As noted in Item 7, exposure to foreign currency exchange rate risks are considered minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements                                               Page

Balance Sheets at December 31, 1998 and 1997..................................14
Statements of Operations for the Years Ended December 31, 1998, 1997
    and 1996..................................................................15
Statements of Cash Flows for the Years Ended December 31, 1998, 1997
    and 1996..................................................................16
Statements of Shareholders' Equity (Deficiency) for the Years Ended
    December 31, 1998, 1997 and 1996..........................................18
Notes to Financial Statements.................................................19
Report of Independent Auditors................................................27
Financial Statement Schedule
For the three years ended December 31, 1998:
       Schedule II Valuation and Qualifying Accounts..........................33

                               WELCOME HOME, INC.
                                 BALANCE SHEETS

                                                                 At December 31,
                                                                1998         1997
------------------------------------------------------------------------------------
                                                            (in thousands of dollars
                                                                except share data)
------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                     $     784     $ 845
Inventories                                                      11,352    10,895
Due from affiliates                                                 530         -
Prepaid and other assets                                             66       131
------------------------------------------------------------------------------------
Total Current Assets                                             12,732    11,871
Property & equipment, net                                         4,769     6,488
Other assets                                                        276       309
------------------------------------------------------------------------------------
Total Assets                                                    $17,777   $18,668
====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Bank overdraft                                                   $1,191    $1,179
Notes payable - line of credit                                    6,154     5,960
Note payable to Jordan Industries                                     -     1,356
Accounts payable                                                    715       338
Accounts payable to affiliates                                    2,409     4,018
Accrued expenses                                                  4,010     4,164
Accrued restructuring charges                                       447       605
------------------------------------------------------------------------------------
Total Current Liabilities                                        14,926    17,620
Note payable to Jordan Industries                                     -       240
Pre-petition liabilities:
Accounts payable                                                      -     2,843
Accounts payable to affiliates                                        -    11,046
Accrued expenses                                                      -     2,133
Accrued restructuring charges                                         -     3,313
------------------------------------------------------------------------------------
Total Pre-petition liabilities                                        -    19,335
Shareholders' equity (deficit)
Series A redeemable preferred stock, $0.01par value;
    11,100,000 shares authorized; shares issued: none
    in 1998 and 4,451,000 in 1997                                     -     4,955
Preferred stock, $0.01 par value;
    1,000,000, shares authorized; none issued                         -         -
Common stock, $0.01 par value;
    13,000,000 shares authorized; 8,500,000 shares issued            85        85
Additional paid-in capital                                       20,790     8,832
Cumulative translation adjustment                                     -       (37)
Retained deficit                                                (13,139)  (27,477)
------------------------------------------------------------------------------------
Subtotal                                                          7,736   (13,642)
Less treasury stock, at cost
    (1,046,385 shares)                                            4,885     4,885
------------------------------------------------------------------------------------
Total Shareholders' Equity (deficit)                              2,851   (18,527)
------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity (deficit)            $17,777   $18,668
====================================================================================

See Notes to Financial Statements

                               WELCOME HOME, INC.
                            STATEMENTS OF OPERATIONS

                                                          Years Ended December 31,
                                                      1998           1997         1996
----------------------------------------------------------------------------------------
                                         (in thousands of dollars except per share data)
----------------------------------------------------------------------------------------
Net Sales                                           $54,254       $62,590       $81,855
Cost of sales                                        30,254        38,773        48,734
----------------------------------------------------------------------------------------
Gross margin                                         24,000        23,817        33,121
Selling, general and administrative expenses
    (excluding depreciation)                         20,795        25,397        38,757
Restructuring charges                                     -             -         8,106
Other non-recurring charges                             476             -             -
Depreciation                                          2,192         2,185         2,096
                                                                                      -
----------------------------------------------------------------------------------------
Operating income (loss)                                 537        (3,765)     (15,838)
Interest expense -Jordan Industries                      99           234           323
Interest expense - other                                885         1,162         1,552
Other (income) expense                                    9           (25)          441
----------------------------------------------------------------------------------------
Loss before bankruptcy reorganization costs
    (credits) and income taxes                        (456)        (5,136)      (18,154)
Bankruptcy reorganization costs (credits)          (14,750)         1,130             -
----------------------------------------------------------------------------------------
Income (loss) before provision for income taxes      14,294        (6,266)      (18,154)
Provision for income taxes                               60              -        2,185
----------------------------------------------------------------------------------------
Net income (loss)                                   $14,234       $(6,266)    $ (20,339)
========================================================================================

Net income (loss) available to common shareholders  $13,900       $(6,711)    $ (20,398)
========================================================================================

Basic and diluted income (loss) per common share      $1.86        $(0.90)       $(2.74)
========================================================================================

Weighted average common shares outstanding
    (in thousands)                                    7,454         7,454         7,454
========================================================================================

See Notes to Financial Statements

                               WELCOME HOME, INC.
                            STATEMENTS OF CASH FLOWS

                                                          Years Ended December 31,
                                                         1998       1997      1996
--------------------------------------------------------------------------------------
                                                          (in thousands of dollars)
--------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                       $14,234   $(6,266)  $(20,339)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
   Depreciation                                           2,192     2,185      2,096
   Deferred income taxes                                      -         -      2,185
   Restructuring charges                                      -         -      8,106
   Adjustments to pre-petition liabilities              (15,780)        -          -
   Other                                                    476       (98)         -
Changes in operating assets and liabilities:
   Due from affiliates                                     (530)        -          -
   Inventories                                             (457)    5,396        507
   Prepaid expenses and other assets                        148       408        208
   Accounts payable                                         389      (560)     1,038
   Accrued liabilities                                     (312)    2,428        837
   Payables to affiliates                                (1,154)    2,764      1,007
--------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities        (794)    6,257     (4,355)
--------------------------------------------------------------------------------------
Cash flows used in investing activities:
Capital expenditures                                       (498)     (134)    (1,638)
Other                                                        (9)      122          -
--------------------------------------------------------------------------------------
Net cash used in investing activities:                     (507)      (12)    (1,638)
--------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from advances from Jordan Industries             1,237     1,223      2,000
Repayment of advances from Jordan Industries             (1,237)   (1,223)    (2,000)
Proceeds from line of credit                             57,906    71,858     63,559
Repayments - line of credit                             (57,712)  (78,021)   (56,649)
Contributed capital                                       1,059         -          -
Loan fees - line of credit                                  (50)        -          -
Other                                                        37      (952)      (736)
--------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       1,240    (7,115)     6,174
--------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents        (61)     (870)       181
Cash and cash equivalents at beginning of period            845     1,715      1,534
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $  784    $  845    $ 1,715
======================================================================================

                               WELCOME HOME, INC.
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                             Years Ended December 31,
                                                            1998        1997      1996
-----------------------------------------------------------------------------------------
                                                             (in thousands of dollars)
-----------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest - Jordan Industries                             $    99    $   234   $      -
=========================================================================================
  Interest - third party                                   $   885    $ 1,137   $  1,236
=========================================================================================
  Income taxes                                             $     -    $     -   $     58
=========================================================================================
Noncash investing and financing activities:
  Issuance of preferred stock to repay $4,451 of
      notes payable                                        $     -    $     -   $  4,451
=========================================================================================
  Issuance of notes payable to Jordan Industries for
      equipment                                            $     -    $     -   $  3,200
=========================================================================================

See Notes to Financial Statements

                               WELCOME HOME, INC.
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                            (in thousands of dollars)

                               Series A
                              Redeemable                        Additional                 Retained
                               Preferred   Preferred    Common    Paid-In   Translation    Earnings    Treasury
                                 Stock       Stock      Stock     Capital    Component     (Deficit)     Stock       Total
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995   $      -       $  -    $     85   $  8,832   $    (37)      $   (368)   $ (4,885)   $  3,627
Net loss                              -          -           -          -          -        (20,339)          -     (20,339)
Translation component                 -          -           -          -         25              -           -          25
Issuance of preferred stock       4,451          -           -          -          -              -           -       4,451
Accrual of preferred stock
   dividends in arrears              59          -           -          -          -            (59)          -           -
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996      4,510          -          85      8,832        (12)       (20,766)     (4,885)    (12,236)
Net loss                              -          -           -          -          -         (6,266)          -      (6,266)
Translation component                 -          -           -          -        (25)             -           -         (25)
Accrual of preferred stock
   dividends in arrears             445          -           -          -          -           (445)          -           -
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997      4,955          -          85      8,832        (37)       (27,477)     (4,885)    (18,527)
Net income                            -          -           -          -          -         14,234           -      14,234
Translation component                 -          -           -          -         37              -           -          37
Accrual of preferred stock
   dividends in arrears             334          -           -          -          -           (334)          -           -
Adjustment for bankruptcy
    settlements                  (5,289)         -           -     11,958          -            438           -       7,107
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998   $      -       $  -    $     85    $20,790   $      -       $(13,139)   $ (4,885)   $  2,851
===========================================================================================================================

See Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS


1. CHAPTER 11 BANKRUPTCY PROCEEDINGS

   On January 21, 1997, Welcome Home, Inc. (the "Company") filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). In Chapter 11, the Company managed its affairs and operated its business as debtor-in-possession while it developed a reorganization plan that restructured the Company and allowed its emergence from Chapter 11. As a debtor-in-possession in Chapter 11, the Company is not allowed to engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. Liabilities subject to compromise as a result of Chapter 11 primarily include unsecured trade payables and those resulting from the rejection of executory contracts, including leases.

   On September 28, 1998, the Bankruptcy Court approved the Company's Plan of Reorganization (The "Plan"). The Plan was previously approved by the impaired pre-petition creditors and stockholders. Under the Plan, the Company is still a majority-owned subsidiary of Jordan Industries, Inc. ("Jordan Industries"). Upon its legal emergence from Chapter 11, Jordan Industries will own 8.5 million shares of the Company, 0.5 million shares of the stock will be publicly traded and 1.0 million shares will be reserved for future issuance. The Company will legally emerge from Chapter 11 upon settlement with all pre-petition creditors.

   The accompanying financial statements have been prepared in accordance with the provisions of Statement of Position 90-7 FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"). Under SOP 90-7, adjustments to the pre-petition liabilities is appropriate as of the confirmation date or as of a later date when all material conditions precedent to the Plan's becoming binding are resolved. These conditions were met as of November 15, 1998. Accordingly, the accounts affected by the Plan have been adjusted in accordance with its provisions, which are as follows:

(i) Unsecured trade creditors, including landlords of rejected leases, received $.12 per $1 of pre-petition claims. This settlement reduced the pre-petition liability by $6.9 million.
(ii) There is a related party, through common ownership, that received no payments for its unsecured claims which totaled $9.9 million.
(iii) Outstanding preferred stock including cumulative dividends, which amounted to $5.3 million, were repurchased by the Company for $1.
(iv) Outstanding debt of approximately $5.6 million owed to Jordan Industries was forgiven.

   Under the Plan, secured creditors received a dollar per dollar settlement on their claims. Jordan Industries paid both the $.12 per $1 to settle with the unsecured creditors and the full amount to settle with the secured creditors. Jordan Industries' payment of these liabilities, the forgiveness of debt owed to them and the repurchase of the preferred stock represented contributed capital and is recorded as an increase to additional paid-in capital of $12.0 million. The reduction in the pre-petition liabilities resulted in bankruptcy reorganization credits of $14.8 million, which is net of $1.0 million in fees incurred related to the bankruptcy proceedings.

   The accompanying financial statements have been prepared on the going concern basis of accounting. The Chapter 11 proceedings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements have been adjusted to reflect the provisions of the Plan. The ability of the Company to continue as a going concern is dependent upon (i) the ability to achieve profitable operations after such confirmation and (ii) the ability to generate sufficient cash from operations to meet its obligations. Management believes its plan of reorganization will allow the Company to return to profitable operations, which will result in adequate cash flows to permit the Company to meet its obligations as they become due.

2. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

   The Company, which is a majority-owned subsidiary of Jordan Industries, Inc. ("Jordan Industries"), is a retailer of gifts, decorative home furnishings and accessories. After the legal emergence from bankruptcy Jordan Industries will own approximately 94% of the Company's outstanding common stock. The Company offers a broad product line of 1,500 - 2,500 Stock Keeping Units categorized into 11 basic groups of merchandise; including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. As of December 31, 1998, the Company operated 122 retail locations in 36 states, all in leased locations. Approximately 98% of the stores are located in outlet malls; accordingly, the Company's results of operations would be significantly impacted by any nationwide trends in customer buying patterns, occupancy expense or other factors affecting these malls.

BASIS OF PRESENTATION

   For 1997 and prior years, the financial statements were consolidated and included the accounts of the Company and its wholly-owned subsidiary, Home Again Stores, Inc. Significant intercompany accounts and transactions among the Company and Home Again Stores Inc. were eliminated in consolidation. Home Again Stores, Inc. was dissolved on September 28, 1998.

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

INCOME TAXES

   The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary basis differences that have arisen between financial statement and income tax reporting.

ADVERTISING COSTS

   The Company expenses advertising costs as incurred on an annual basis. Advertising expense amounted to $43 thousand, $111 thousand and $411 thousand in 1998, 1997, and 1996 respectively.

STORE OPENING COSTS

   Salaries, training and travel costs relating to opening new retail locations are expensed as incurred.

CASH EQUIVALENTS

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION

   Revenue is recognized upon sales to customers.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of FAS 133 will have a significant impact on net income or the financial position of the Company.

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect net income or financial position, nor did it result in the addition of disclosure of segment information.

   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires all non-owner changes in equity that are excluded from net income under FASB standards be included as comprehensive income. The Company presently does not have any material transactions that directly affect equity other than those transactions with owners in their capacity as owners. Therefore, the provisions of FAS 130 currently have no material effect on the Company.

RECLASSIFICATIONS

   Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation. Such reclassifications had no effect on previously reported net loss or shareholders' deficit.


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

    The Company continued the implementation of the restructuring plan in 1996. In accordance with the plan, the Company recorded a restructuring charge of $8.1 million representing costs of closing 38 stores in 1996, the cost of 62 planned store closings in 1997 and severance to two former executives. The store closing costs, $7.2 million, consist of the write-off of the recorded investment in furniture, fixtures and leasehold improvements at these stores, lease termination costs and other related store closing costs. The severance costs for the two former executives amounted to $873,000.

    As of December 31, 1997, accrued restructuring charges consist of landlord rejection claims on leases for closed stores, estimated costs of closing four stores in 1998 and severance for a former executive. The decrease in the restructuring accrual during 1997 is related to primarily to payments made for expenses associated with closing stores totaling $275,000 and severance payments made to a former executive totaling $225,000.

    The Company has remaining accrued restructuring charges as of December 31, 1998 of $447,000 consisting of severance for a former employee and estimated costs of closing non-profitable stores in 1999. The decrease in the restructuring accrual during 1998 is related primarily to the bankruptcy proceedings.

4. SHAREHOLDERS' EQUITY (DEFICIT)

SERIES A REDEEMABLE PREFERRED STOCK

    On November 12, 1996, the Company entered into an agreement with Jordan Industries in which the Company issued 4,451,000 shares of a newly designated class of non-voting Series A Redeemable Preferred Stock to Jordan Industries as repayment of $4,451,000 outstanding under the Subordinated Credit Agreement. The holders of this series of preferred stock were entitled to cumulative annual dividends of 10% of the liquidation value of the stock. The Company recorded an accrual for the preferred stock dividends in arrears of $334,000, $445,000 and $59,000 during the years ended December 31, 1998, 1997 and 1996, respectively. No dividends were paid by the Company during 1998, 1997 and 1996. The Company could not declare or pay any dividend or distribution on any shares of stock that rank junior to this series of preferred stock as long as any shares of the series were outstanding. Welcome Home paid $1 to the holders of the shares on November 15, 1998 as a part of the Plan, and canceled all Series A Redeemable Preferred Stock.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with FASB Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE:

                                                            December 31,
                                                   1998        1997       1996
                                                   ----        ----       ----
                                                          (in thousands)
     Numerator:
        Net Income (Loss)                       $14,234   $  (6,266)   $(20,339)
        Cumulative Preferred Stock Dividends       (334)       (445)        (59)
        Numerator for Basic and Dilutive
           Earnings Per Share -
        Income (loss) Available to Common
           Shareholders                         $13,900   $  (6,711)   $(20,398)

     Denominator:
        Denominator for Basic and Dilutive
           Earnings Per Share -
        Weighted Average Shares                   7,454       7,454       7,454
                                                  -----  ----------  -----------
        Basic and Diluted Loss Per Share       $   1.86   $   (0.90)   $  (2.74)
                                               ========   ======================

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1998, and 1997:

                                                     December 31,
                                                  1998         1997
                                                  ----         ----
                                                    (in thousands)

Leasehold Improvements                        $   1,646      $  1,584
Fixtures and equipment                           13,306        12,944
                                               --------        ------
                                                 14,952        14,528
Less:  Accumulated Depreciation                  (8,787)       (6,644)
Impairment Reserve                               (1,396)       (1,396)
                                              ----------    ----------
Property and Equipment, net                   $   4,769     $   6,488
                                              =========     =========


6. NOTES PAYABLE

   Subsequent to filing Chapter 11, the Company reached an agreement with Fleet Capital Company ("Fleet") to provide secured debtor-in-possession financing in the form of a credit facility. The credit facility provided for borrowings dependent upon the Company's level of inventory with maximum borrowings of $12.75 million. The agreement granted a security interest in substantially all of the Company's assets. Advances under the facility beared interest at the prime rate plus 1.5%. At December 31, 1997, borrowings outstanding under the Subordinated Credit Agreement were $6.0 and had a weighted average interest rate of 9.6%. On March 13, 1998, the Company reached an agreement with Fleet to extend the credit facility until January 31, 1999.

   On October 29, 1998, the Company entered into an Amended and Restated Loan and Security Agreement with Fleet. This agreement allows maximum borrowings of $15.0 million; actual outstandings are based on a borrowing base formula. Initial interest rates are, at the Company's preference, Eurodollar rate plus 3.25% or Fleet's Base Rate plus 1.25%. These rates reduce upon the Company meeting certain operating performance benchmarks. The agreement is secured by essentially all the assets of the Company, and includes covenants standard for this type of financing. It expires October 29, 2003. At December 31, 1998, borrowings outstanding under the Amended and Restated Loan and Security Agreement were $6.2 million and had a weighted average interest rate of 9.9%.

   Simultaneously with the closing of the Amended and Restated Loan and Security Agreement, the Company signed a commitment to enter into an $800,000 promissory note with Jordan Industries that bears interest at 8.5%. The note calls for monthly payments of interest only through April 30, 2000, and commencing on May 1, 2000, the Company shall pay monthly payments of $66,667 plus accrued interest until paid in full. At December 31, 1998, the Company did not have an outstanding balance on this note.

   The Company estimates that the fair value of notes payable approximates the carrying value based upon its effective borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the fair value of these amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

7. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

Current:                                                      1998       1997
                                                              ----       ----
   Federal                                                 $      -    $      -
   State and local                                               60           -
Deferred                                                          -           -
                                                           --------    --------
   Total                                                   $     60    $      -
                                                           ========    ========

   The provision (benefit) for income taxes differs from the amount of income tax expense (benefit) computed by applying the United States Federal income tax rate to income (loss) before income taxes. A reconciliation of the differences is as follows:

                                                              1998       1997
                                                              ----       ----
Computed Statutory Tax Provision (Benefit)                 $  5,394    $ (2,131)
Increase (Decrease) Resulting From:
   Increase (decrease) in Valuation Allowance                (5,334)      2,325
   State and local Taxes                                          -        (194)
   Other                                                          -           -
                                                           --------    --------
   Provision For Income Taxes                              $     60    $      -
                                                           ========    ========

Deferred income taxes at December 31, 1998 and 1997 consist of the following:

                                                               1998       1997
                                                               ----       ----
Current Deferred Tax Assets:
   Inventory Markdowns                                      $   222    $     92
   Other                                                        141         138
                                                            --------    -------
Total Current Deferred Tax Asset                                363         230
Less Valuation Allowance                                       (363)       (230)
                                                            --------   --------
Net Current Deferred Tax Asset                              $     -    $      -
                                                            ========   ========

                                                               1998       1997
                                                               ----       ----
Noncurrent Deferred Tax Liabilities:
   Excess Tax Over Book Depreciation                        $    834    $   883
   Other                                                       1,270         30
                                                            ---------  ---------
       Total Noncurrent Deferred Tax Liabilities               2,104        913
                                                            ---------  ---------
Noncurrent Deferred Tax Assets:
       NOL Carryforwards                                       9,892     12,813
       Writedowns of Property and Equipment                      517        517
   AMT Credit Carryforward                                       114        114
   Other                                                          95      1,450
                                                            --------   --------
          Total Noncurrent Deferred Tax Assets                10,618     14,894

Net Noncurrent Deferred Tax Assets                             8,514     13,981
   Less Valuation Allowance                                   (8,514)   (13,981)
                                                            ---------  ---------
Net Noncurrent Deferred Tax Assets                          $       -  $       -
                                                             ========   ========

    At December 31, 1998, the Company had a net operating loss carryforward of approximately $26.7 million which begins expiring in 2010 and is available to offset the Company's future taxable income on a stand-alone basis. This net operating loss was reduced by $15.9 million in 1998 to offset the discharge of indebtedness while under bankruptcy. This amount was excluded from taxable income under I.R.C. Sec. 108.

   The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Based upon the uncertainty of future earnings, management believes it is appropriate to fully reserve the deferred tax asset at December 31, 1998 and 1997.


8. OPERATING LEASES

   The Company leases its administrative facilities under an operating lease with stipulated annual rentals payable monthly. The Company also leases retail outlet stores under operating leases which generally have initial terms of five to ten years with renewal options usually encompassing five to seven additional years. Retail outlet store leases generally provide for minimum rentals plus contingent rentals for (a) a percentage of sales in excess of stated amounts and
(b) a pro rata share of common area operating expenses. Total rental expense under these operating leases was approximately $3.9 million, $5.3 million and $8.7 million for the years ended December 31, 1998, 1997 and l996, respectively. Contingent rent expense was not material in 1998, 1997 and l996.

     Future minimum lease payments, excluding contingent rentals under noncancelable operating leases with initial or remaining terms of one year or more as of December 31,1998 are as follows:

                                       (in thousands)

                      1999                 $  4,335
                      2000                    3,658
                      2001                    2,733
                      2002                    1,117
                      2003                      549
                      Thereafter                185
                                           --------
                                           $ 12,577
                                           ========

9.  OTHER RELATED PARTY TRANSACTIONS

   The Company purchases inventories from Cape Craftsmen, Inc., an affiliate through common ownership. Such purchases amounted to approximately $14.0 million, $10.5 million and $12.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.


10. BENEFIT PLANS

   The Company sponsors a 401(k) savings plan for substantially all employees who meet certain age and service requirements. The Company does not currently match employee contributions to the 401(k) Plan.


11. STOCK OPTION PLAN

   On September 29,1994, the Company's Board of Directors instituted the Welcome Home, Inc. Stock Option Plan (the "Option Plan"). Under the Option Plan, options to purchase the Company's common stock and stock appreciation rights are granted for the purpose of attracting and motivating key employees and non-employee directors of the Company. The Option Plan provides for the issuance of options to purchase 8,000 shares of the Company's common stock to each newly appointed independent director of the Company. Options granted under the Option Plan on September 29, 1994 were priced at the initial public offering price of $11.00 per share. All options and stock appreciation rights subsequently granted under the Option Plan are priced at the closing sale price of a share of the Company's common stock on the date of grant on the exchange on which it is traded. All awards under the Option Plan vest over a three or five year period. A total of 300,000 shares of the Company's common stock have been reserved for issuance under the Plan.

   As of December 31, 1998, no stock appreciation rights have been granted under the Option Plan. Options to purchase the Company's common stock outstanding under the Option Plan are as follows:

                                  Number of Shares         Weighted Average
                          Available for       Awards           Exercise
                              Grant         Outstanding          Price

         December 31, 1995   154,000          146,000            $9.03
         Granted            (132,700)         132,700            $2.55
         Exercised                 -                -                -
         Terminated           15,000          (15,000)          $11.00
                             ------------------------------------------

         December 31, 1996    36,300          263,700            $5.65
         Granted                   -                -                -
         Exercised                 -                -                -
         Terminated           59,200          (59,200)           $7.87
                             ------------------------------------------

         December 31, 1997    95,500          204,500            $5.01
         Granted                   -                -                -
         Exercised                 -                -                -
         Terminated          204,500         (204,500)           $5.01
                             ------------------------------------------

         December 31, 1998   300,000                -          $     -
                             ==========================================


   No effect is given to the options outstanding as of December 31, 1997 and 1996 in computing earnings per share for the years then ended, as their effect is anti-dilutive.

   The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") in 1996. In accordance with FAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and present pro forma net loss and loss per share. The Company estimated the fair value of the options granted during 1996 using a Black-Scholes option pricing model. There were no options granted during 1998 or 1997. The following assumptions were used for 1996:

                                                   1996
                                                   ----
                          Risk free interest rate  6.70%
                          Dividend yield              0%
                          Volatility factor        .592
                          Expected life              10 years

The Company's pro forma information for the years ended December 31, is as follows:

                                                                  1998       1997       1996
                                                                  ----       ----       ----
                                                                       (in thousands
                                                                    except per share data)
   Pro forma net income (loss) available to common shareholders  $13,878  $ (6,826)  $ (20,466)
   Pro forma basic and diluted income ( loss) per common share     $1.86  $  (0.92)  $   (2.75)

12.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth selected financial information for each quarter of the last two years:

                                                                Year Ended December 31,1998
                                                        (dollars in thousands except per share data)
----------------------------------------------------------------------------------------------------
                                                          First      Second       Third     Fourth
                                                         Quarter     Quarter     Quarter    Quarter
----------------------------------------------------------------------------------------------------
Net sales                                               $  9,607     $11,211      $12,616    $20,820
Gross profit                                            $  3,808     $ 5,153      $ 5,654    $ 9,385
Net income  (loss)                                      $ (2,325)    $  (947)     $  (776)   $18,282*
Net income (loss) available to common shareholders      $ (2,435)    $(1,058)     $  (887)   $18,280
Basic and diluted income (loss) per share               $  (0.33)    $ (0.14)     $ (0.12)   $  2.45

                                                                  Year Ended December 31,1997
                                                         (dollars in thousands except per share data)
-----------------------------------------------------------------------------------------------------
                                                          First       Second       Third     Fourth
                                                         Quarter      Quarter     Quarter    Quarter
-----------------------------------------------------------------------------------------------------

Net sales                                                $13,324     $13,735      $13,621    $ 21,910
Gross profit                                             $ 4,245     $ 4,612       $5,734    $  9,226
Net income (loss)                                        $(4,821)    $(3,303)     $(1,011)   $  2,869
Net income (loss) available to common shareholders       $(4,932)    $(3,414)     $(1,123)   $  2,758
Basic and diluted income (loss) per share                $ (0.66)    $ (0.46)     $ (0.15    $   0.37

* Net income during the fourth quarter of 1998 included net bankruptcy reorganization credits of $14.8 million relating to the provisions of the Plan.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Welcome Home, Inc.

We have audited the accompanying balance sheets of Welcome Home, Inc. and the related statements of operations, shareholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Welcome Home, Inc. at December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the Notes to the Financial Statements, on January 21, 1997, the Company filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code and is currently in the process of legally emerging from bankruptcy. The Company's ability to continue as a going concern and recover the carrying amounts of its assets is dependent upon the effectiveness of the plan of reorganization. The financial statements have been adjusted for the provisions of the emergence plan.




/s/ Ernst & Young,  LLP


Raleigh, North Carolina
March 18, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the current executive officers and directors of the Company.

    NAME                       AGE          POSITION
    ----                       ---          --------
    Thomas H. Quinn             51          Chairman of the Board and Chief Executive Officer
    John J. Hillmann            53          President
    Mark S. Dudeck              41          Vice President, Treasurer and Chief Financial Officer
    Edward J. Kleiger           63          Director
    John W. Jordan II           51          Director
    Thomas C. Spielberger       37          Vice President and Secretary
    Gordon L. Nelson, Jr.       41          Vice President and Assistant Secretary

    THOMAS H. QUINN has served as Chairman and Chief Executive Officer of the Company since March 1991. Mr. Quinn has served as President, Chief Operating Officer and a director of Jordan Industries, a privately-held diversified industrial holding company, since 1988. Mr. Quinn is also a director of American Safety Razor Company.

    JOHN J. HILLMANN has served as President of Welcome Home since May 1997 and has served as President of Cape Craftsmen since June 1992.

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

    THOMAS C. SPIELBERGER has served as the Company's Vice President and Secretary since January 1997. Since 1989, Mr. Spielberger has been employed in various positions by Jordan Industries and has served as the Senior Vice President of Finance and Accounting since January 1998 and Vice President, Controller of Jordan Industries since January 1993.

    GORDON L. NELSON, JR. has served as Vice President and Assistant Secretary since January 1997. He is a Senior Vice President of Jordan Industries. Prior to joining Welcome Home and Jordan Industries, he was a Director at the Bank of Boston from January 1992 through December 1996.

    All of the Company's executive officers and directors with the exception of Mr. Hillmann, were incumbent in January 1997 when the Company filed a voluntary petition for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. Mr. Jordan was director of Jones Plumbing Systems, Inc. in November 1995 when the company and its wholly owned subsidiary, Jones Manufacturing Company, Inc. (the "Jones Companies"), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Jones Companies' reorganizations were subsequently converted to liquidation proceedings under Chapter 7 of the Bankruptcy Code.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding compensation paid by the Company for services rendered during 1998, 1997, and 1996 as applicable, to (i) its chief executive officer, (ii) its two most highly compensated employees at December 31, 1998 who were paid in excess of $100,000 during 1998; and (iii) two individuals who were among its four most highly compensated employees during 1998 but no longer are executive officers at December 31, 1998 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                          Annual          Long - Term
                                                       Compensation       Compensation
                                                   ---------------------- ------------
                                                                          Securities
                                                                          Underlying
Name and Principal Position                       Salary ($)  Bonus ($)   Options (#)
---------------------------                       --------    ---------   -----------
Thomas H. Quinn (1)                          1998         -            -            -
Chairman of the Board and Chief Executive    1997         -            -            -
Officer                                      1996         -            -            -

Mark S. Dudeck
VP, Treasurer and CFO                        1998   115,000       46,500            -
                                             1997   115,000       33,333            -
                                             1996    50,799            -       10,000

Robert E. Wood                               1998   105,000       20,040            -
Chief Information Officer                    1997   105,000       25,333            -
                                             1996    69,709            -       10,000

Edward J. Kleiger (2)                        1998   205,000            -            -
Former President and Chief Operating         1997   205,000            -            -
Officer                                      1996   205,000            -            -

R. Thomas Wolfe (3)                          1998    88,459       50,000            -
EVP and Chief Operating Officer              1997   128,950            -            -
                                             1996         -            -            -

(1) Does not reflect compensation paid to Mr. Quinn by Jordan Industries, the Company's majority shareholder. See "Item 13. Certain Relationships and Related Transactions."
(2) Mr. Kleiger resigned in May 1996. See "Termination Agreement"
(3) Mr. Wolfe resigned in May 1998.

COMPENSATION OF DIRECTORS

    Directors who are not employees of the Company receive $8,000 per year for serving as a director of the Company. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors and its committees. Each Independent Director of the Company (as defined in the Option Plan) also is entitled to receive an option to purchase 8,000 shares of the Company's common stock upon his or her appointment to the Board of Directors, subject to certain terms and conditions contained in the Option Plan. The Company did not have any Independent Directors in 1998 therefore the Company did not pay any directors fees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Jordan and Quinn were members of the compensation committee of the Company's Board of Directors during 1998. Mr. Quinn serves as the Chief Executive Officer. Mr. Quinn received no compensation during 1998 from the Company for his service as an officer of the Company. Messrs. Jordan and Quinn are directors of Jordan Industries.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of December 31, 1998 certain information with respect to the number of shares of the Company's common stock beneficially owned by (i) each current director of the Company; (ii) each Named Executive;
(iii) all current directors and executive officers of the Company as a group; and (iv) based on information available to the Company and a review of statements filed with the Securities and Exchange Commission pursuant to Section 13(d) and 13(g) of the Securities Act of 1934, as amended (the "Exchange Act"), each person or entity that beneficially owns more than 5% of the Company's common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares indicated as beneficially owned by them.

                                                                        AMOUNT
                                                                      AND NATURE
                                                                          OF
                                                                      BENEFICIAL    PERCENT
                                                                      OWNERSHIP        OF
NAME OF BENEFICIAL OWNER                                                 (1)       CLASS (1)
------------------------                                              ----------   ---------
Current Directors and Named Executives

Edward J. Kleiger  (2)                                                  425,000      5.7%
Thomas H. Quinn  (3)                                                     10,000        *
All directors and executive officers as a group (2 persons)             435,000      5.8

PRINCIPAL SHAREHOLDER
Jordan Industries, Inc. (3)                                           4,989,500     66.9%


(*) Indicates beneficial ownership of less than 1% of the outstanding shares of the Company's common stock.
(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by any other person listed. As of December 31, 1998, the Company had 7,453,645 shares of common stock outstanding.
(2) Address is c/o Welcome Home, Inc., 309 Raleigh Street, Wilmington, North Carolina 28412. Amount presented includes 20,000 shares subject to an immediately exercisable option.
(3) Address is Arbor Lake Center, Suite 550, 1751 Lake Cook Road, Deerfield, Illinois, 60015.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SUBORDINATED CREDIT AGREEMENT WITH JORDAN INDUSTRIES

    On November 12, 1996, the Company entered into an agreement with Jordan Industries whereby the Company issued 4,451 thousand shares of a newly designated class of preferred stock to Jordan Industries as repayment of $4.5 million of principal and accrued interest then outstanding. These shares of preferred stock were repurchased by the Company in November, 1998 for $1 as a part of the bankruptcy procedures. See "Item 3. Legal Proceedings."

    Welcome Home signed a commitment to enter into a Promissory Note on October 29, 1998, with Jordan Industries for $800,000. This note bears interest at 8.5% and calls for monthly payments of interest only through April 30, 2000, and payments of $66,667 plus accrued interest starting May 1, 2000, until paid in full. Welcome Home received the funds for this Promissory Note on February 11, 1999, of which the entire amount is still outstanding.


CAPE CRAFTSMEN PURCHASES

    Cape Craftsmen, Inc., an affiliate of Jordan Industries ("Cape Craftsmen") supplies various inventory items to the Company. In 1998, the Company purchased approximately $14.0 million of merchandise from Cape Craftsmen, which represented approximately 53% of the Company's total 1998 merchandise purchases. Management believes that the pricing of inventory items purchased from Cape Craftsmen is comparable to that which the Company would obtain from a non-affiliated supplier, while the payment terms extended by Cape Craftsmen are considerably more favorable to the Company than those likely to be extended by a non-affiliated supplier. The Company expects to continue this relationship with Cape Craftsmen so long as its pricing and terms remain competitive.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

    1. FINANCIAL STATEMENTS. See Index to Financial Statements at Item 8 of this report.

    2. FINANCIAL STATEMENT SCHEDULES. See Index to Financial Statements at Item 8 of this report. All other schedules are not applicable or the information is presented in the Financial Statements.

    3.  EXHIBITS. List of Exhibits:

        2.1  Plan of Reorganization (1)

        3.1 Amended and Restated Certificate of Incorporation of Welcome Home, Inc. (2)

        3.2  Amended and Restated By-laws of the Registrant (2)

        10.1 Trademark Security Agreement between the Registrant and Shawmut (predecessor by merger to Fleet) Capital Corporation dated May 30, 1995 (3)

        10.2 Agreement ('Trademark) between the Registrant and Jordan Industries, Inc. Dated May 30, 1995 (3)

        10.3 Amended and Restated Loan and Security Agreement dated October 29, 1998 between the Company and Fleet Capital Corporation (4)

        10.4 Promissory Note dated October 29, 1998 between Welcome Home, Inc. and Jordan Industries, Inc. (4)

        27.1 Financial Data Schedule (for Securities and Exchange Commission use only)

             (1) Incorporated by reference to the Registrant's Current Report on form 8-K filed with the Securities and Exchange Commission (the "SEC") April 14, 1999.

             (2) Incorporated by reference to the Quarterly Report on
                 Registrant's Form 10-Q for the period ended September 30, 1994 (File No.0-24912).

             (3) Incorporated by reference to the Registrant's Current Report on the Form 8-K filed with the SEC on June 30, 1995.

             (4) Filed herewith

(b) Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K on April 14, 1999.

                               WELCOME HOME, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (in thousands of dollars)

                                                         Year Ended December 31,

                                                         1998      1997     1996
                                                         ----      ----     ----
                   VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
Balance, beginning of period                            $14,211   $11,886  $ 3,000

Additions charged to income tax expense                       -     2,185    3,000

Increase (decrease) related to deferred tax assets       (5,334)    2,325    6,701
                                                         -------    -----   ------

Balance, end of period                                  $ 8,877   $14,211  $11,886
                                                        =======   =======  =======

                ACCUMULATED DEPRECIATION - PROPERTY AND EQUIPMENT

Balance, beginning of period                              $6,644    $5,978  $5,035

Additions charged to depreciation reserve                  2,192     2,185   2,096

Reductions                                                   (49)   (1,519) (1,153)
                                                         -------    -----   ------

Balance, end of period                                    $8,787   $ 6,644  $5,978
                                                          ======   =======  ======

                      RESTRUCTURING AND IMPAIRMENT RESERVES

Balance, beginning of period                              $1,396    $3,860  $6,460

Additions charged to restructuring expense                     -     1,833   6,460

Reductions                                                     -    (2,464) (4,433)
                                                         -------    -----   ------

Balance, end of period                                    $1,396    $1,396  $3,860
                                                          ======    ======  ======

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th of April, 1999.

                                          WELCOME HOME, INC.


                                          By:   /s/   Mark S. Dudeck
                                                -----------------------------
                                          Name: Mark S. Dudeck
                                          Title: Vice President, Treasurer
                                                 and Chief Financial Officer

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

             Signature                                     Title
             ---------                                     -----
     /s/   Thomas H. Quinn                  Chairman of the Board and Chief Executive Officer
  --------------------------------          (Principal Executive Officer)
           Thomas H. Quinn

     /s/   Mark S. Dudeck                   Vice President, Treasurer and Chief Financial Officer
  --------------------------------          (Principal Financial and Accounting Officer)
           Mark S. Dudeck

     /s/   Edward J. Kleiger                Director
  --------------------------------
           Edward J. Kleiger

     /s/   John W. Jordan II                Director
  --------------------------------
           John W. Jordan II

     /s/  Thomas C. Spielberger             Vice President and Secretary
  --------------------------------
          Thomas C. Spielberger

     /s/   Gordon Nelson, Jr.               Vice President and Assistant Secretary
  --------------------------------
           Gordon Nelson, Jr.