Form 10-Q
period 1999-04-03
WELCOME HOME INC
filed 1999-05-17
CIK 922817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED APRIL 03, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24912

                               WELCOME HOME, INC.


DELAWARE                                                           56-1379322
(State of other Jurisdiction of                              (I.R.S. EMPLOYER
Incorporation or Organization)                            IDENTIFICATION NO.)

309 Raleigh Street
Wilmington, NC                                                          28412
(Address of Principal                                              (Zip Code)
Executive Offices)



                                 (910) 791-4312
              (Registrant's Telephone Number, Including Area Code)



Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,991,237 as of April 15, 1999. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose. As of April 15, 1999, there were 7,453,615 shares of the registrant's common stock outstanding.

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of The Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )


Documents Incorporated by Reference: None

                                      INDEX


PART  I.  FINANCIAL INFORMATION


ITEM  1.   FINANCIAL STATEMENTS
Balance Sheets as of April 3, 1999 and December 31, 1998................................................3


Statements of Operations for the Three Months Ended

    April 3, 1999 and April 4, 1998.....................................................................4


Statements of Cash Flows for the Three Months Ended

    April 3, 1999 and April 4, 1998.....................................................................5


Notes to Financial Statements...........................................................................6



ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................................................6



PART  II.  OTHER INFORMATION

Signature...............................................................................................10

    PART I
    ITEM 1.  FINANCIAL STATEMENTS


                               WELCOME HOME, INC.
                                 BALANCE SHEETS

                                                                                    April 3,      December
                                                                                      1999        31, 1998
                                                                                  ------------- -------------
                                                                                  (Unaudited)    (Audited)
                                                                                  ---------------------------
                                                                                   (in thousands of dollars
                                                                                      except share data)
--------------------------------------------------------------------------------- ---------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                         $      673    $      784
Inventories                                                                           11,981        11,352
Due from affiliates                                                                      531           530
Prepaid and other assets                                                                 103            66
--------------------------------------------------------------------------------- ------------- -------------
Total Current Assets                                                                  13,288        12,732
Property & equipment, net                                                              4,417         4,769
Other assets                                                                             270           276
--------------------------------------------------------------------------------- ------------- -------------
Total Assets                                                                      $   17,975    $   17,777
================================================================================= ============= =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank overdraft                                                                    $      654    $    1,191
Notes payable - line of credit                                                         8,838         6,154
Accounts payable                                                                       1,397           715
Accounts payable to affiliates                                                         1,891         2,409
Accrued expenses                                                                       2,959         4,010
Accrued restructuring charges                                                            324           447
--------------------------------------------------------------------------------- ------------- -------------
Total Current Liabilities                                                             16,063        14,926
Note payable to Jordan Industries                                                        800             -
--------------------------------------------------------------------------------- ------------- -------------
Total liabilities                                                                     16,863        14,926

Shareholders' equity:
Preferred stock, $0.01 par value;
     1,000,000, shares authorized; none issued                                             -             -
Common stock, $0.01 par value;
     13,000,000 shares authorized; 8,500,000 shares issued                                85            85
Additional paid-in capital                                                            20,790        20,790
Retained deficit                                                                     (14,878)      (13,139)
--------------------------------------------------------------------------------- ------------- -------------
Subtotal                                                                               5,997         7,736
Less treasury stock, at cost
     (1,046,385 shares)                                                                4,885         4,885
--------------------------------------------------------------------------------- ------------- -------------
Total Shareholders' Equity                                                             1,112         2,851
--------------------------------------------------------------------------------- ------------- -------------
Total Liabilities and Shareholders' Equity                                        $   17,975    $   17,777
================================================================================= ============= =============


See Notes to Financial Statements





                               WELCOME HOME, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                      Three Months Ended
                                                                                    April 3,      April 4,
                                                                                      1999          1998
                                                                                  ------------- -------------
                                                                                   (in thousands of dollars
                                                                                    except per share data)
--------------------------------------------------------------------------------- ---------------------------
Net Sales                                                                         $    9,459    $    9,607
Cost of sales                                                                          5,247         5,799
--------------------------------------------------------------------------------- ------------- -------------
Gross margin                                                                           4,212         3,808
Selling, general and administrative expenses
     (excluding depreciation)                                                          5,178         5,038
Depreciation                                                                             516           545
--------------------------------------------------------------------------------- ------------- -------------
Operating loss                                                                        (1,482)       (1,775)
Interest expense - Jordan Industries                                                      10            38
Interest expense - other                                                                 194           197
Other expense                                                                              3             -
--------------------------------------------------------------------------------- ------------- -------------
Loss before bankruptcy reorganization costs
     and  income taxes                                                                (1,689)       (2,010)
Bankruptcy reorganization costs                                                           35           300
--------------------------------------------------------------------------------- ------------- -------------
Loss before provision for income taxes                                                (1,724)       (2,310)
Provision for income taxes                                                                15            15
--------------------------------------------------------------------------------- ------------- -------------
Net loss                                                                          $   (1,739)   $   (2,325)
================================================================================= ============= =============

Net loss available to common shareholders                                         $   (1,739)   $   (2,435)
================================================================================= ============= =============

Basic and diluted loss per common share                                           $   (0.23)    $    (0.33)
================================================================================= ============= =============

Weighted average common shares outstanding (in thousands)                              7,454         7,454
================================================================================= ============= =============



See Notes to Financial Statements






                               WELCOME HOME, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                      Three Months Ended
                                                                                    April 3,      April 4,
                                                                                      1999          1998
                                                                                  ---------------------------
                                                                                   (in thousands of dollars
                                                                                    except per share data)
--------------------------------------------------------------------------------- ---------------------------
Cash flows from operating activities:
Net loss                                                                          $   (1,739)   $   (2,325)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
Depreciation                                                                             516           545
Changes in operating assets and liabilities:
     Due from affiliates                                                                  (1)            -
     Inventories                                                                        (629)           (6)
     Prepaid expenses and other assets                                                   (31)          (13)
     Accounts payable                                                                    145          (809)
     Payables to affiliates                                                             (518)        1,020
     Accrued liabilities                                                              (1,174)         (636)
--------------------------------------------------------------------------------- ------------- -------------
Net cash used in operating activities                                                 (3,431)       (2,224)
--------------------------------------------------------------------------------- ------------- -------------
Cash flows used in investing activities:
Capital expenditures                                                                    (164)          (90)
--------------------------------------------------------------------------------- ------------- -------------
Net cash used in investing activities                                                   (164)          (90)
--------------------------------------------------------------------------------- ------------- -------------
Cash flows from financing activities:
Proceeds from advances from Jordan Industries                                            800             -
Repayment of advances from Jordan Industries                                               -          (326)
Proceeds from line of credit                                                          13,535        12,565
Repayments - line of credit                                                          (10,851)       (9,912)
--------------------------------------------------------------------------------- ------------- -------------
Net cash provided by financing activities                                              3,484         2,327
--------------------------------------------------------------------------------- ------------- -------------
Net increase (decrease) in cash and cash equivalents                                    (111)           13
Cash and cash equivalents at beginning of period                                         784           845
--------------------------------------------------------------------------------- ------------- -------------
Cash and cash equivalents at end of period                                        $      673    $      858
================================================================================= ============= =============


Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest - Jordan Industries                                                    $        3    $       38
================================================================================= ============= =============
  Interest - third party                                                          $       24    $      189
================================================================================= ============= =============

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


1.  BASIS OF PRESENTATION

The financial statements have been prepared by Welcome Home, Inc. (the "Company" or "Welcome Home") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31,1998.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods.

Certain 1998 amounts have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on previously reported net loss or shareholders' deficit.

The Company's sales volume has historically varied between quarters based on several factors including the Christmas shopping season and accordingly, the results of operations for the three month period ended April 3, 1999 are not necessarily indicative of annual results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Welcome Home is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 120 stores located primarily in factory outlet centers in 36 states. Welcome Home stores offer a broad product line of 1,500 to 2,500 Stock Keeping Units ("SKUs") consisting of 11 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. Welcome Home's products currently range in price up to $1,500, with an average sales transaction of $20.34 for the quarter ended April 3, 1999, as compared to $17.31 for the quarter ended April 4, 1998.

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

RESULTS OF OPERATIONS

The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales and certain operating statistics of the Company:

                                                        Three Months Ended
                                                      April 3,      April 4,
                                                        1999          1998
                                                   ------------- -------------
Net sales                                             100.0%        100.0%
Cost of sales                                          55.5          60.4
Gross profit                                           44.5          39.6
Selling, general and administrative
     expenses  (excluding depreciation)                54.7          52.4
Depreciation                                            5.5           5.7
Operating loss                                        (15.7)        (18.5)
Interest expense                                        2.2           2.4
Bankruptcy reorganization costs                         0.4           3.1
Provision for income taxes                              0.2           0.2
Net loss                                              (18.4%)       (24.2%)


OPERATING  STATISTICS:
Stores open at period end                               120           120
Total square feet of store space at
     period end (in thousands)                          337           337
Percentage  increase (decrease) in
     comparable store sales                            (2.1)          9.9



THREE MONTHS ENDED APRIL 3, 1999 AS COMPARED TO THREE MONTHS ENDED APRIL 4, 1998

NET SALES. Net sales for the three months ended April 3, 1999 decreased by $0.1 million or 1.5%, as compared to the three months ended April 4, 1998. This decrease reflects a decline in comparable store sales of 2.1%. The Company showed an increase in its average sales transaction to $20.39 for the quarter ended April 3, 1999 compared to $17.28 for the quarter ended April 4, 1998 on the same store basis.

GROSS PROFIT. Gross profit for the quarter ended April 3, 1999 increased $0.4 million, or 10.6%, as compared to the quarter ended April 4, 1998. Gross profit as a percentage of sales increased to 44.5% from 39.6%, due primarily to lower markdowns taken during the first quarter of 1999. The cost of markdowns decreased by 13.9% to $0.8 million for the quarter ended April 3, 1999 compared to $0.9 million for the quarter ended April 4, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the quarter ended April 3, 1999 increased by $0.1 million, or 2.8%, as compared to the quarter ended April 4, 1998, due primarily to additional expenses at four new stores. In addition, selling, and administrative expense as a percentage of net sales increased to 54.7% in the first quarter of 1999 as compared to 52.4% in the first quarter of 1998. This decrease was due to the new stores and a decrease in the Company's comparable store sales.

BANKRUPTCY REORGANIZATION COSTS. The Company recorded $0.3 million of bankruptcy fees in the first quarter of 1998 and $35 thousand in 1999. These charges represent the expenses associated with the Chapter 11 bankruptcy proceedings.

INTEREST EXPENSE - OTHER. Interest expense - other remained at $0.2 million for the quarters ended April 3, 1999 and April 4, 1998.

NET LOSS. The Company's net loss for the quarter ended April 3, 1999 was $1.7 million as compared to $2.3 million for the quarter ended April 4, 1998. The decrease in net loss of $0.6 million was due to higher gross margin offset by slightly higher selling, general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company had $2.8 million working capital deficit at April 3, 1999 as compared to $2.2 million deficit at December 31, 1998. The decrease in working capital was due primarily to an increase in notes payable - line of credit offset by a decrease in accrued expenses.

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

The Company has no significant single supplier, vendor or customer ("external agents") that is critical to its ongoing operations. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents are Year 2000 compliant. The inability of external agents principally financial institutions, insurance companies, energy suppliers and other third party employee benefit related providers - to complete their Year 2000 resolution process in a timely manner could materially impact the Company. The effect of non-compliance by external agents in not determinable.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those arising out of economic, climatic, political, regulatory, competitive and other factors. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company's filings with the Securities and Exchange Commission.


PART II.  OTHER INFORMATION
WELCOME HOME, INC.

          ITEM     1. LEGAL PROCEEDINGS:                                           NONE

          ITEM     2  CHANGES IN SECURITIES:                                       NONE

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

                                       WELCOME HOME. INC.

                                       BY:
                                       /S/ MARK S. DUDECK
                                       --------------------------------------
                                       NAME:  MARK S. DUDECK
                                       TITLE: VICE PRESIDENT, TREASURER AND
                                              CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL OFFICER)

MAY 15, 1999