Form 10-Q
period 1999-07-03
WELCOME HOME INC
filed 1999-08-17
CIK 922817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JULY 03, 1999

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $500,000 as of August 16, 1999. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose. As of August 16, 1999, there were 9,000,000 shares of the registrant's common stock outstanding.

                                      INDEX



PART  I.  FINANCIAL INFORMATION

ITEM  1.   FINANCIAL STATEMENTS

Balance Sheets as of July 3, 1999 and December 31, 1998.......................3

Statements of Operations for the Three Months and Six Months Ended

    July 3, 1999 and July 4, 1998.............................................4

Statements of Cash Flows for the Six Months Ended

    July 3, 1999 and July 4, 1998.............................................5

Statement of Shareholders' Equity for the Six Months Ended

    July 3, 1999..............................................................6

Notes to Financial Statements.................................................7


ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................7


PART  II.  OTHER INFORMATION..................................................11

ITEM  1.   LEGAL PROCEEDINGS

ITEM 2.    CHANGES IN SECURITIES

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES....................................................................11

    PART I
    ITEM 1.  FINANCIAL STATEMENTS


                               WELCOME HOME, INC.
                                 BALANCE SHEETS

                                                                                    July 3,       December
                                                                                      1999        31, 1998
                                                                                  ------------- -------------
                                                                                  (Unaudited)    (Audited)
                                                                                  ---------------------------
                                                                                  (in thousands of dollars)
--------------------------------------------------------------------------------- ---------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                         $      589    $      784
Inventories                                                                           12,510        11,352
Due from affiliates                                                                      402           530
Prepaid and other assets                                                                  75            66
--------------------------------------------------------------------------------- ------------- -------------
Total Current Assets                                                                  13,576        12,732
Property & equipment, net                                                              4,133         4,769
Other assets                                                                             276           276
--------------------------------------------------------------------------------- ------------- -------------
Total Assets                                                                      $   17,985    $   17,777
================================================================================= ============= =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank overdraft                                                                    $      711    $    1,191
Notes payable - line of credit                                                         9,707         6,154
Notes payable to Jordan Industries                                                       133             -
Accounts payable                                                                         858           715
Accounts payable to affiliates                                                         2,213         2,409
Accrued expenses                                                                       2,847         4,010
Accrued restructuring charges                                                            268           447
--------------------------------------------------------------------------------- ------------- -------------
Total Current Liabilities                                                             16,737        14,926
Note payable to Jordan Industries                                                        667             -
--------------------------------------------------------------------------------- ------------- -------------
Total liabilities                                                                     17,404        14,926

Shareholders' equity:
Preferred stock, $0.01 par value;
     1,000,000, shares authorized; none issued                                             -             -
Old common stock, $0.01 par value;
     13,000,000 shares authorized; 8,500,000 shares issued                                 -            85
New common stock, $0.01 par value;
     10,000,000 shares authorized; 9,000,000 shares issued and outstanding                90             -
Additional paid-in capital                                                            15,900        20,790
Retained deficit                                                                     (15,409)      (13,139)
--------------------------------------------------------------------------------- ------------- -------------
Subtotal                                                                                 581         7,736
Less treasury stock, at cost
     (1,046,385 shares)                                                                    -         4,885
--------------------------------------------------------------------------------- ------------- -------------
Total Shareholders' Equity                                                               581         2,851
================================================================================= ============= =============
Total Liabilities and Shareholders' Equity                                        $   17,985    $   17,777
================================================================================= ============= =============

See Notes to Financial Statements

                               WELCOME HOME, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended               Six Months Ended
                                                              July 3, 1999  July 4, 1998      July 3, 1999  July 4, 1998
                                                              ------------- ------------- --- ------------- -------------
                                                               (in thousands of dollars        (in thousands of dollars
                                                                except per share data)          except per share data)
------------------------------------------------------------- --------------------------- --- ---------------------------
Net Sales                                                     $   11,843    $   11,211        $   21,302    $   20,818
Cost of sales                                                      6,280         6,058            11,527        11,857
------------------------------------------------------------- ------------- ------------- --- ------------- -------------
Gross margin                                                       5,563         5,153             9,775         8,961
Selling, general and administrative expenses
     (excluding depreciation)                                      5,288         4,971            10,466        10,009
Depreciation                                                         515           551             1,031         1,096
------------------------------------------------------------- ------------- ------------- --- ------------- -------------
Operating loss                                                      (240)         (369)           (1,722)       (2,144)
Interest expense - Jordan Industries                                  17            30                27            68
Interest expense - other                                             227           227               421           424
Other expense                                                          2             6                 5             6
------------------------------------------------------------- ------------- ------------- --- ------------- -------------
Loss before bankruptcy reorganization costs
     and  income taxes                                              (486)         (632)           (2,175)       (2,642)
Bankruptcy reorganization costs                                       30           300                65           600
------------------------------------------------------------- ------------- ------------- --- ------------- -------------
Loss before provision for income taxes                              (516)         (932)           (2,240)       (3,242)
Provision for income taxes                                            15            15                30            30
------------------------------------------------------------- ------------- ------------- --- ------------- -------------
Net loss                                                      $     (531)   $     (947)       $   (2,270)   $   (3,272)
============================================================= ============= ============= === ============= =============

Net loss available to common shareholders                     $     (531)   $   (1,058)       $   (2,270)   $   (3,494)
============================================================= ============= ============= === ============= =============

Basic and diluted loss per common share                       $   (0.06)    $    (0.12)       $   (0.25)    $    (0.39)
============================================================= ============= ============= === ============= =============

Weighted average common shares outstanding (in thousands)          9,000         9,000             9,000         9,000
============================================================= ============= ============= === ============= =============

See Notes to Financial Statements

                               WELCOME HOME, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                  July 3, 1999  July 4, 1998
                                                                                  ---------------------------
                                                                                   (in thousands of dollars
                                                                                    except per share data)
--------------------------------------------------------------------------------- ---------------------------
Cash flows from operating activities:
Net loss                                                                          $   (2,270)   $   (3,272)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation                                                                           1,031         1,096
Changes in operating assets and liabilities:
     Due from affiliates                                                                 128             -
     Inventories                                                                      (1,158)         (244)
     Prepaid expenses and other assets                                                    (9)          102
     Accounts payable                                                                   (337)         (296)
     Payables to affiliates                                                             (196)          446
     Accrued liabilities                                                              (1,342)         (908)
--------------------------------------------------------------------------------- ------------- -------------
Net cash used in operating activities                                                 (4,153)       (3,076)
--------------------------------------------------------------------------------- ------------- -------------
Cash flows used in investing activities:
Capital expenditures                                                                    (395)         (104)
--------------------------------------------------------------------------------- ------------- -------------
Net cash used in investing activities                                                   (395)         (104)
--------------------------------------------------------------------------------- ------------- -------------
Cash flows from financing activities:
Proceeds from advances from Jordan Industries                                            800             -
Repayment of advances from Jordan Industries                                               -          (661)
Proceeds from line of credit                                                          32,276        25,381
Repayments - line of credit                                                          (28,723)      (21,691)
--------------------------------------------------------------------------------- ------------- -------------
Net cash provided by financing activities                                              4,353         3,029
--------------------------------------------------------------------------------- ------------- -------------
Net decrease in cash and cash equivalents                                               (195)         (151)
Cash and cash equivalents at beginning of period                                         784           845
================================================================================= ============= =============
Cash and cash equivalents at end of period                                        $      589    $      694
================================================================================= ============= =============


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest - Jordan Industries                                                    $       21    $       68
================================================================================= ============= =============
  Interest - third party                                                          $      484    $      488
================================================================================= ============= =============

See Notes to Financial Statements

                               WELCOME HOME, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                            (in thousands of dollars)

                                     Series A
                                    Redeemable                      Additional              Retained
                                     Preferred  Preferred  Common    Paid-In   Translation  Earnings   Treasury
                                      Stock       Stock     Stock     Capital   Component   (Deficit)    Stock    Total
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998    $         -  $       -  $     85   $  20,790    $    -   $  (13,139)  $ (4,885) $  2,851

Net loss                                  -          -         -           -         -       (2,270)        -     (2,270)

Issuance of new common stock
     and cancellation of old
     common stock                         -          -         5      (4,890)        -            -     4,885          -

================================================================================================================================
Balance at July 3, 1999         $         -  $       -  $     90    $ 15,900    $    -   $  (15,409)  $     -   $    581
================================================================================================================================

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

Certain 1998 amounts have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on previously reported net loss or shareholders' deficit.

The Company's sales volume has historically varied between quarters based on several factors including the Christmas shopping season and accordingly, the results of operations for the three and six months periods ended July 3, 1999 are not necessarily indicative of annual results of operations.

2. BANKRUPTCY PROCEEDINGS

On January 21, 1997, the Company filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On September 28, 1998, the Bankruptcy Court approved a Plan of Reorganization (the "Plan") for Welcome Home. The Plan became effective on November 2, 1998 and Jordan Industries purchased the secured and unsecured claims amounting to approximately $6.9 million (excluding all Jordan Industries and Cape Craftsmen claims) for approximately $1.1 million. The Plan also provided that shareholders of the Company would receive shares of a new class of common stock of Welcome Home ("New Common Stock") on a prorated basis. The 500,000 shares of New Common Stock were distributed on June 18, 1999 to owners of Welcome Home's old Common Stock based on the shareholders' percentage of total old Common Stock outstanding excluding old Common Stock held by Jordan Industries. The prior year's earnings per share information has been restated. The restated amounts were calculated assuming the shares of New Common Stock were outstanding during these periods. The Bankruptcy Court granted a request by Welcome Home to emerge from the Chapter 11 proceeding on May 19, 1999 and a formal order of closure was issued on July 21, 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Welcome Home is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 121 stores located primarily in factory outlet centers in 36 states. Welcome Home stores offer a broad product line of 1,500 to 2,500 Stock Keeping Units ("SKUs") consisting of 11 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. Welcome Home's products currently range in price up to $1,500, with an average sales transaction of $20.74 for the six months ended July 3, 1999, as compared to $17.99 for the six months ended July 4, 1998.

RESULTS OF OPERATIONS

The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales and certain operating statistics of the Company:

                                                  Three Months Ended               Six Months Ended
                                              July 3, 1999  July 4, 1998      July 3, 1999  July 4, 1998
                                              ------------- ------------- --- ------------- -------------
Net sales                                         100.0 %       100.0 %           100.0 %       100.0 %
Cost of sales                                      53.0          54.0              54.1          57.0
Gross profit                                       47.0          46.0              45.9          43.0
Selling, general and administrative
     expenses  (excluding depreciation)            44.7          44.3              49.1          48.1
Depreciation                                        4.3           4.9               4.8           5.3
Operating loss                                     (2.0)         (3.3)             (8.1)        (10.3)
Interest expense                                    2.1           2.3               2.1           2.4
Bankruptcy reorganization costs                     0.3           2.7               0.3           2.9
Provision for income taxes                          0.1           0.1               0.1           0.1
Net loss                                           (4.5) %       (8.4) %          (10.7) %      (15.7) %


OPERATING  STATISTICS:
Stores open at period end                            121           120               121           120
Total square feet of store space at
     period end (in thousands)                       340           339               340           339
Percentage  increase (decrease) in
     comparable store sales                         4.5 %        (3.9) %            1.6 %         2.0 %

THREE MONTHS ENDED JULY 3, 1999 AS COMPARED TO THREE MONTHS ENDED JULY 4, 1998

NET SALES. Net sales for the three months ended July 3, 1999 increased by $0.6 million or 5.6%, as compared to the three months ended July 4, 1998. This increase reflects an increase in comparable store sales of 4.5%. The Company showed an increase in its average sales transaction to $21.10 for the quarter ended July 3, 1999 compared to $18.65 for the quarter ended July 4, 1998 on the same store basis.

GROSS PROFIT. Gross profit for the quarter ended July 3, 1999 increased $0.4 million, or 8.0%, as compared to the quarter ended July 4, 1998. Gross profit as a percentage of sales increased to 47.0% from 46.0%, due primarily to higher initial markups during the second quarter of 1999. The cost of markdowns increased by 9.7% to $0.7 million for the quarter ended July 3, 1999 compared to $0.7 million for the quarter ended July 4, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the quarter ended July 3, 1999 increased by $0.3 million, or 6.4%, as compared to the quarter ended July 4, 1998, due primarily to higher rent due to less rent concessions from landlords. In addition, selling and administrative expense as a percentage of net sales increased to 44.7% in the second quarter of 1999 as compared to 44.3% in the second quarter of 1998.

BANKRUPTCY REORGANIZATION COSTS. The Company recorded $0.3 million of bankruptcy fees in the second quarter of 1998 and $30 thousand in 1999. These charges represent the expenses associated with the Chapter 11 bankruptcy proceedings.

INTEREST EXPENSE - OTHER. Interest expense - other remained at $0.2 million for the quarters ended July 3, 1999 and July 4, 1998.

NET LOSS. The Company's net loss for the quarter ended July 3, 1999 was $0.5 million as compared to $0.9 million for the quarter ended July 4, 1998. The decrease in net loss of $0.4 million was due to a comparable store sales increase and higher gross margin offset by slightly higher selling, general and administrative expenses.


SIX MONTHS ENDED JULY 3, 1999 AS COMPARED TO SIX MONTHS ENDED JULY 4, 1998

NET SALES. Net sales for the six months ended July 3, 1999 increased by $0.5 million or 2.3%, as compared to the six months ended July 4, 1998. This increase reflects comparable store sales gain of 1.6%. The Company showed an increase in its average sales transaction to $20.77 for the six months ended July 3, 1999 compared to $17.99 for the six months ended July 4, 1998 on the same store basis.

GROSS PROFIT. Gross profit for the six months ended July 3, 1999 increased $0.8 million, or 9.1%, as compared to the six months ended July 4, 1998. Gross profit as a percentage of sales increased to 45.9% from 43.0%, due primarily to higher initial markups and lower markdowns taken during the first six months of 1999. The cost of markdowns remained the same at $1.5 million for the six months ended July 3, 1999 and for the six months ended July 4, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the six months ended July 3, 1999 increased by $0.5 million, or 4.6%, as compared to the six months ended July 4, 1998, due primarily to higher rent due to less rent concessions from landlords. In addition, selling and administrative expense as a percentage of net sales increased to 49.1% in the first six months of 1999 as compared to 48.1% in the first six months of 1998.

BANKRUPTCY REORGANIZATION COSTS. The Company recorded $0.6 million of bankruptcy fees in the first six months of 1998 and $65 thousand in 1999. These charges represent the expenses associated with the Chapter 11 bankruptcy proceedings.

INTEREST EXPENSE - OTHER. Interest expense - other remained at $0.4 million for the six months ended July 3, 1999 and July 4, 1998.

NET LOSS. The Company's net loss for the six months ended July 3, 1999 was $2.3 million as compared to $3.3 million for the six months ended July 4, 1998. The decrease in net loss of $1.0 million was due to lower bankruptcy costs associated with the Chapter 11 bankruptcy proceedings, a comparable store sales increase and higher gross margin offset by slightly higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a $3.2 million working capital deficit at July 3, 1999 as compared to $2.2 million deficit at December 31, 1998. The decrease in working capital was due primarily to an increase in notes payable - line of credit due to the seasonality of the business offset by a decrease in accrued expenses due to payments of bankruptcy settlements.

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

The Company signed a commitment to enter into an $800,000 Promissory Note with Jordan Industries that bears interest at 8.5%. The note calls for monthly payments of interest only through April 30, 2000, and commencing on May 1, 2000, the Company must make monthly payments of $66,667 plus accrued interest until the note is paid in full. Welcome Home received the proceeds from this note on February 11, 1999. The entire amount payable under this note remains outstanding.


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

The Company currently has no formal contingency plans in place if it does not complete all phases of the Year 2000 program. However, the progress of the Year 2000 program is being closely monitored, and additional measures will be taken as risks are identified. The Company plans to evaluate the status of completion in the second half of 1999 and determine whether such a plan is necessary.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act on Form 10-Q of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those arising out of economic, climatic, political, regulatory, competitive and other factors. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see certain of the Company's other filings with the Securities and Exchange Commission including its Annual Report on form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION
WELCOME HOME, INC.

          ITEM     1. LEGAL PROCEEDINGS:
                         The Bankruptcy Court granted a request by Welcome Home to emerge from the Chapter 11 proceeding on May 19, 1999 and a formal order of closure was issued on July 21, 1999.

          ITEM     2  CHANGES IN SECURITIES:
                         In accordance with the Plan and in connection with Welcome Home's emergence from Chapter 11 bankruptcy proceedings on May 28, 1999, the Company filed a Second Restated Certificate of Incorporation (the "New Certificate") which provides that all shares of the Company Common Stock issued and outstanding on November 10, 1998 ("Old Common Stock") were cancelled on such date. The New Certificate also provides for the authorization of 10,000,000 shares of New Common Stock and the issuance of 500,000 shares of New Common Stock based on the the shareholders' percentage of total Old Common Stock outstanding, excluding shares of Old Common Stock held by Jordan Industries. The issuance of shares of New Common Stock in connection with Welcome Home's emergence from Chapter 11 bankruptcy proceedings was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 3(a)(7) thereof.

          ITEM     3. DEFAULTS UPON SENIOR SECURITIES:                      NONE

          ITEM     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS:

          ITEM     5. OTHER INFORMATION:

          ITEM     6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS:
                           No. 3   Second Restated Certificate of Incorporation

(B)     REPORTS FILED ON FORM 8-K:                                          NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WELCOME HOME. INC.

                                          BY:
                                          /s/ MARK S. DUDECK
                                          -------------------------------------
                                          NAME: MARK S. DUDECK
                                          TITLE: VICE PRESIDENT, TREASURER AND
                                                  CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL OFFICER)

AUGUST 16, 1999