Form 10-Q
period 1999-10-02
WELCOME HOME INC
filed 1999-11-16
CIK 922817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED OCTOBER 2, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant was $500,000 as of November 16, 1999. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose. As of November 16, 1999, there were 9,000,000 shares of the registrant's common stock outstanding.

                                      INDEX


PART  I.  FINANCIAL INFORMATION


ITEM  1.   FINANCIAL STATEMENTS

Balance Sheets as of October 2, 1999 and December 31, 1998..............................................3

Statements of Operations for the Three Months and Nine Months Ended
    October 2, 1999 and October 3, 1998.................................................................4

Statements of Cash Flows for the Nine Months Ended
    October 2, 1999 and October 3, 1998.................................................................5

Statement of Shareholders' Equity for the Nine Months Ended
    October 2, 1999.....................................................................................6

Notes to Financial Statements...........................................................................7



ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................................................7


PART  II.  OTHER INFORMATION............................................................................11

ITEM  1.   LEGAL PROCEEDINGS

ITEM 2.    CHANGES IN SECURITIES

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES..............................................................................................11


PART I
ITEM 1. FINANCIAL STATEMENTS


                               WELCOME HOME, INC.
                                 BALANCE SHEETS


                                                                                  October 2,    December
                                                                                     1999       31, 1998
                                                                                 --------------------------
                                                                                 (Unaudited)   (Audited)
                                                                                 --------------------------
                                                                                  (in thousands of dollars
                                                                                           except
                                                                                         share data)
-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                        $      704   $      784
Inventories                                                                          14,544       11,352
Due from affiliates                                                                       -          530
Prepaid and other assets                                                                 81           66
-----------------------------------------------------------------------------------------------------------
Total Current Assets                                                                 15,329       12,732
Property & equipment, net                                                             3,972        4,769
Other assets                                                                            265          276
-----------------------------------------------------------------------------------------------------------
Total Assets                                                                     $   19,566   $   17,777
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank overdraft                                                                   $    1,025   $    1,191
Notes payable - line of credit                                                        9,091        6,154
Notes payable to Jordan Industries                                                      400            -
Accounts payable                                                                      1,019          715
Accounts payable to affiliates                                                        3,643        2,409
Accrued expenses                                                                      2,650        4,010
Accrued restructuring charges                                                           524          447
-----------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                            18,352       14,926
Note payable to Jordan Industries                                                       400            -
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                                    18,752       14,926

Shareholders' equity:
Preferred stock, $0.01 par value;
     1,000,000, shares authorized; none issued                                            -            -
Old common stock, $0.01 par value;
     13,000,000 shares authorized; 8,500,000 shares issued                                -           85
New common stock, $0.01 par value;
     10,000,000 shares authorized; 9,000,000 shares issued and                           90            -
outstanding
Additional paid-in capital                                                           15,900       20,790
Retained deficit                                                                    (15,176)     (13,139)
-----------------------------------------------------------------------------------------------------------
Subtotal                                                                                814        7,736
Less treasury stock, at cost
     (1,046,385 shares)                                                                   -        4,885
-----------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                              814        2,851
-----------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                       $   19,566   $   17,777
===========================================================================================================




See Notes to Financial Statements

                               WELCOME HOME, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 Three Months Ended            Nine Months Ended
                                                              October 2,   October 3,      October 2,   October 3,
                                                                 1999         1998            1999         1998
                                                             -------------------------------------------------------
                                                              (in thousands of dollars      (in thousands of dollars
                                                               except per share data)        except per share data)
--------------------------------------------------------------------------------------------------------------------
Net Sales                                                    $   13,966   $   12,616      $   35,268   $   33,434
Cost of sales                                                     7,265        6,962          18,792       18,818
--------------------------------------------------------------------------------------------------------------------
Gross margin                                                      6,701        5,654          16,476       14,616
Selling, general and administrative expenses
     (excluding depreciation)                                     5,722        5,285          16,188       15,293
Depreciation                                                        421          572           1,452        1,664
--------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                             558         (203)         (1,164)      (2,341)
Interest expense - Jordan Industries                                 17           21              44           89
Interest expense - other                                            216          237             637          661
Other expense                                                         2            0               7           11
--------------------------------------------------------------------------------------------------------------------
Income (loss) before bankruptcy reorganization costs
     and  income taxes                                              323         (461)         (1,852)      (3,102)
Bankruptcy reorganization costs                                      75          300             140          900
--------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                     248         (761)         (1,992)      (4,002)
Provision for income taxes                                           15           15              45           45
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $      233   $     (776)     $   (2,037)  $   (4,047)
====================================================================================================================

Net income (loss) available to common shareholders           $      233   $     (887)     $   (2,037)  $   (4,382)
====================================================================================================================

Basic and diluted income (loss) per common share             $     0.03   $    (0.10)     $   (0.23)   $    (0.49)
====================================================================================================================

Weighted average common shares outstanding (in thousands)         9,000        9,000           9,000        9,000
====================================================================================================================


See Notes to Financial Statements

                               WELCOME HOME, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Nine Months Ended
                                                                                  October 2,   October 3,
                                                                                     1999         1998
                                                                                 --------------------------
                                                                                  (in thousands of dollars
                                                                                   except per share data)
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                         $   (2,037)  $   (4,047)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation                                                                          1,452        1,664
Changes in operating assets and liabilities:
     Due from affiliates                                                                530            -
     Inventories                                                                     (3,192)      (2,321)
     Prepaid expenses and other assets                                                   (4)          81
     Accounts payable                                                                   138        3,498
     Payables to affiliates                                                           1,234        1,623
     Accrued liabilities                                                             (1,283)      (2,203)
-----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                (3,162)      (1,705)
-----------------------------------------------------------------------------------------------------------
Cash flows used in investing activities:
Capital expenditures                                                                   (655)        (225)
Other                                                                                     -           (9)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (655)        (234)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from advances from Jordan Industries                                           800            -
Repayment of advances from Jordan Industries                                              -       (1,004)
Proceeds from line of credit                                                         41,104       38,332
Repayments - line of credit                                                         (38,167)     (35,033)
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             3,737        2,295
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                    (80)         356
Cash and cash equivalents at beginning of period                                        784          845
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $      704   $    1,201
===========================================================================================================


Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest - Jordan Industries                                                   $       38   $       89
===========================================================================================================
  Interest - third party                                                         $      637   $      647
===========================================================================================================




See Notes to Financial Statements

                               WELCOME HOME, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                            (in thousands of dollars)


                                 Series A
                                Redeemable                         Additional  Retained
                                Preferred    Preferred   Common     Paid-In    Earnings   Treasury
                                  Stock        Stock      Stock     Capital    (Deficit)    Stock      Total
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998   $       -    $       -   $      85  $   20,790 $ (13,139)  $  (4,885) $   2,851

Net loss                               -            -           -          -     (2,037)          -     (2,037)

Issuance of new common stock
and cancellation of old
common stock                           -            -           5      (4,890)        -       4,885          -

----------------------------------------------------------------------------------------------------------------
Balance at October 2, 1999     $       -    $       -   $      90  $   15,900 $ (15,176)  $       -  $     814
================================================================================================================





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

The Company's sales volume has historically varied between quarters based on several factors including the Christmas shopping season and accordingly, the results of operations for the three and nine months periods ended October 2, 1999 are not necessarily indicative of annual results of operations.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Welcome Home is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 122 stores located primarily in factory outlet centers in 36 states. Welcome Home stores offer a broad product line of 1,500 to 2,500 Stock Keeping Units ("SKUs") consisting of 11 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. Welcome Home's products currently range in price up to $1,500, with an average sales transaction of $20.60 for the nine months ended October 2, 1999, as compared to $18.43 for the nine months ended October 3, 1998.

RESULTS OF OPERATIONS

The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales and certain operating statistics of the Company:


                                                  Three Months Ended            Nine Months Ended
                                               October 2,   October 3,      October 2,   October 3,
                                                  1999         1998            1999         1998
                                              -------------------------------------------------------
Net sales                                         100.0%       100.0%          100.0%       100.0%
Cost of sales                                      52.0         55.2            53.3         56.3
Gross profit                                       48.0         44.8            46.7         43.7
Selling, general and administrative
     expenses  (excluding depreciation)            41.0         41.9            45.9         45.7
Depreciation                                        3.0          4.5             4.1          5.0
Operating income (loss)                             4.0         (1.6)           (3.3)        (7.0)
Interest expense                                    1.7          2.0             1.9          2.2
Bankruptcy reorganization costs                     0.5          2.4             0.4          2.7
Provision for income taxes                          0.1          0.1             0.1          0.1
Net income (loss)                                   1.7%        (6.2)%          (5.8)%      (12.1)%


OPERATING  STATISTICS:
Stores open at period end                            122         119             122          119
Total square feet of store space at
     period end (in thousands)                       342         335             342          335
Percentage  increase (decrease) in
     comparable store sales                          8.1%       (4.1)%           4.0%        (0.4)%



THREE MONTHS ENDED OCTOBER 2, 1999 AS COMPARED TO THREE MONTHS ENDED OCTOBER 3, 1998

NET SALES. Net sales for the three months ended October 2, 1999 increased by $1.4 million or 10.7%, as compared to the three months ended October 3, 1998. This increase reflects an increase in comparable store sales of 8.1%. The Company showed an increase in its average sales transaction to $20.47 for the quarter ended October 2, 1999 compared to $19.23 for the quarter ended October 3, 1998 on the same store basis.

GROSS PROFIT. Gross profit for the quarter ended October 2, 1999 increased $1.0 million, or 18.5%, as compared to the quarter ended October 3, 1998. Gross profit as a percentage of sales increased to 48.0% from 44.8%, due primarily to higher initial markups and lower markdowns during the third quarter of 1999. The cost of markdowns decreased by 25.3% to $0.7 million for the quarter ended October 2, 1999 compared to $1.0 million for the quarter ended October 3, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the quarter ended October 2, 1999 increased by $0.4 million, or 8.3%, as compared to the quarter ended October 3, 1998, due primarily to higher rent due to less rent concessions from landlords. Selling and administrative expense as a percentage of net sales decreased to 41.0% in the third quarter of 1999 as compared to 41.9% in the third quarter of 1998.

BANKRUPTCY REORGANIZATION COSTS. The Company recorded $0.3 million of bankruptcy fees in the third quarter of 1998 and $75 thousand in 1999. These charges represent the expenses associated with the Chapter 11 bankruptcy proceedings.

INTEREST EXPENSE - OTHER. Interest expense - other remained at $0.2 million for the quarters ended October 2, 1999 and October 3, 1998.

NET INCOME (LOSS). The Company's net income for the quarter ended October 2, 1999 was $0.2 million as compared to a loss of $0.8 million for the quarter ended October 3, 1998. The decrease in net loss of $1.0 million was due to a comparable store sales increase and higher gross margin offset by slightly higher selling, general and administrative expenses.

NINE MONTHS ENDED OCTOBER 2, 1999 AS COMPARED TO NINE MONTHS ENDED OCTOBER 3,
1998

NET SALES. Net sales for the nine months ended October 2, 1999 increased by $1.9 million or 5.5%, as compared to the nine months ended October 3, 1998. This increase reflects comparable store sales gain of 4.0%. The Company showed an increase in its average sales transaction to $20.66 for the nine months ended October 2, 1999 compared to $18.44 for the nine months ended October 3, 1998 on the same store basis.


GROSS PROFIT. Gross profit for the nine months ended October 2, 1999 increased $1.9 million, or 12.7%, as compared to the nine months ended October 3, 1998. Gross profit as a percentage of sales increased to 46.7% from 43.7%, due primarily to higher initial markups and lower markdowns taken during the first nine months of 1999. The cost of markdowns decreased by $0.3 million to $2.2 million for the nine months ended October 2, 1999, as compared to $2.5 million for the nine months ended October 3, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the nine months ended October 2, 1999 increased by $0.9 million, or 5.9%, as compared to the nine months ended October 3, 1998, due primarily to higher rent due to less rent concessions from landlords. In addition, selling and administrative expense as a percentage of net sales increased to 45.9% in the first nine months of 1999 as compared to 45.7% in the first nine months of 1998.

BANKRUPTCY REORGANIZATION COSTS. The Company recorded $0.9 million of bankruptcy fees in the first nine months of 1998 and $140 thousand in 1999. These charges represent the expenses associated with the Chapter 11 bankruptcy proceedings.

INTEREST EXPENSE - OTHER. Interest expense - other remained at $0.6 million for the nine months ended October 2, 1999 and October 3, 1998.

NET LOSS. The Company's net loss for the nine months ended October 2, 1999 was $2.0 million as compared to $4.0 million for the nine months ended October 3, 1998. The decrease in net loss of $2.0 million was due to lower bankruptcy costs associated with the Chapter 11 bankruptcy proceedings, a comparable store sales increase and higher gross margin offset by slightly higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a $3.0 million working capital deficit at October 2, 1999 as compared to $2.2 million deficit at December 31, 1998. The decrease in working capital was due primarily to an increase in notes payable - line of credit due to the seasonality of the business offset by an increase in inventories and a decrease in accrued expenses due to payments of bankruptcy settlements.

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

The Company currently has no formal contingency plans in place if it does not complete all phases of the Year 2000 program. However, the progress of the Year 2000 program is being closely monitored, and additional measures will be taken as risks are identified. The Company has completed about 98% of all its Year 2000 program and feels it will achieve 100% before December 1999.

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

          (A)     EXHIBITS:                                                                  NONE

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

NOVEMBER 16, 1999