Form 10-K
period 1999-12-31
WELCOME HOME INC
filed 2000-03-31
CIK 922817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Yes (X)            No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant was $500,000 as of March 29, 2000. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose. As of March 29, 2000, there were 9,000,000 shares of the registrant's common stock outstanding.

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of The Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes (X)            No ( )


Documents Incorporated by Reference: None

                                      INDEX

                                     PART I

Item 1.  Business....................................................................................... 3

Item 2.  Properties..................................................................................... 6

Item 3.  Legal Proceedings.............................................................................. 6

Item 4.  Submission of Matters to a Vote of Security Holders............................................ 6


                                            PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........................  7

Item 6.  Selected Financial Data........................................................................  8

Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations..........  9

Item 7a. Qualitative and Quantitative Disclosures About Market Risk.....................................12

Item 8.  Financial Statements and Supplemental Data.....................................................12

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........26

                                            PART III

Item 10. Directors and Executive Officers of the Registrant.............................................26

Item 11. Executive Compensation.........................................................................27

Item 12. Security Ownership of Certain Beneficial Owners and Management.................................28

Item 13. Certain Relationships and Related Transactions.................................................29

                                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................30

                                     PART I
ITEM 1.  BUSINESS

GENERAL

    Welcome Home, Inc., (the "Company" or "Welcome Home") is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 119 stores located primarily in factory outlet centers in 36 states. Welcome Home stores offer a broad product line of 1,500 to 2,500 Stock Keeping Units ("SKUs") consisting of 11 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. Welcome Home's products currently range in price up to $1,500, with an average sales transaction for the year ended December 31, 1999 of approximately $20.52.

HISTORY

    The predecessor to the Company was organized in 1966 as Cape Craftsmen, Inc. ("Cape Craftsmen"), a manufacturer, importer and distributor of a variety of giftware including wood, ceramic, picture frames and brass items, and operated its business through two divisions: the wholesale division (the "Wholesale Division") and the retail division (the "Retail Division"). The business now conducted by the Company was formerly the Retail Division, which began operations in the mid 1970's. Cape Craftsmen was acquired in 1983 in a leveraged buyout and was owned primarily by partners, principals and affiliates of the Jordan Company (the "Jordan Group"). In November 1985, Cape Craftsmen filed for bankruptcy protection pursuant to Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") primarily due to a serious decline in the Wholesale Division's sales. The Company emerged from Chapter 11 proceedings in 1989. In 1991, the Company was acquired by Jordan Industries, Inc. ("Jordan Industries"), an affiliate of the Jordan Group and spun off the Wholesale Division, which continues to operate under the name "Cape Craftsmen" and is owned by Jordan Industries. The Company was renamed Welcome Home, Inc. on March 22, 1991. Thereafter, the Company continued the business previously conducted by the Retail Division.

    From 1989 to 1995, the Company expanded from 45 to 215 stores and net sales increased from $13.5 million to $93.2 million. In September 1994, the Company completed an initial public offering of Common Stock (the "IPO"). The Company sold 2.5 million shares in the IPO and used the proceeds to repay Welcome Home's inter-company debt to Jordan Industries. During 1996 and 1997, however, the Company curtailed its expansion into new markets, with only nine new store openings during the period, and closed 100 stores. As a result, net sales decreased to $62.6 million for 1997. The Company closed five stores and opened three new stores during 1998. This reduced net sales to $54.3 million for 1998. In order to restructure its financial obligations and to implement a strategy to reverse declining operating results, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in January 1997. The resulting Plan of Reorganization was confirmed in September 1998 and the Company emerged from Chapter 11 Proceedings in June 1999. See "Item 3. Legal Proceedings".


BUSINESS STRATEGY

    The Company's objective is to return to profitability by building upon its position as a specialty retailer of home decor and gifts with a national presence in both outlet malls and conventional malls. Through its direct sourcing capabilities, Welcome Home offers a unique and often exclusive collection of value priced, fashion forward accents and gifts for the home. This attractive merchandise mix, accompanied by a friendly customer service oriented environment, is expected to encourage repeat business as well as a constant flow of new customers. To accomplish this objective, the Company's management team has outlined a business strategy for 2000 and beyond which emphasizes the following principles:

    MARGIN BUILDING. Management believes the key to making Welcome Home a profitable, growth-oriented company is margin building. During 1999, the Company was able to increase its margins while continuing to offer Welcome Home customers competitive pricing. This was accomplished in two ways: first, more direct import buying from better sources, better price negotiation and better product selection; second, identifying quality close out opportunities from domestic sources that offered quick turnover potential at higher margins and lower prices for customers.

    APPROPRIATE MERCHANDISE MIX. During 2000, the Company will continue to modify its merchandise assortment as management identifies new product lines with long-term growth potential. By improving the mix and management of product lines within its assortment plan, the Company will seek to maximize the performance of each store.

    AGGRESSIVE MERCHANDISING AND STORE SIGNAGE. The success of the Company's value pricing program that began in 1998 and continued in 1999, indicates that customers are looking for value. The Company has positioned itself to appeal to this market segment by introducing promotional tables and floor stacks of value buys and calling attention to them with larger in-store signage. By the summer of 2000, the Company will have remodeled 110 of its 119 stores. In all of these stores the Company has replaced old fixtures with fixtures that provide flexibility in showing much of the decorative accessory products now in its inventory.

    BUILDING THE WELCOME HOME BRAND. The Company continued to implement a number of branding programs in 1999 designed exclusively for Welcome Home. Exclusive Welcome Home merchandise achieves two things: first, it allows the Company to price product based on its value and uniqueness; second, it encourages customers to return to Welcome Home stores either to buy more of that unique Welcome Home product or to see new Welcome Home products. Where appropriate, the Company will create more exclusive Welcome Home products in 2000.

    EVENT MARKETING. Again in 2000, creative events in the stores are expected to be a key ingredient in driving sales. While the Company's major seasonal business is Christmas, Welcome Home will also provide special products to create events around Valentine's Day, Easter, Mother's Day, Father's Day, the Fourth of July, Halloween and Thanksgiving. Management plans to have the Company's major seasonal programs exclusively designed and packaged for Welcome Home so that the merchandise will be truly unique in the marketplace. By creating weekly events in the stores, management expects to encourage repeat business and thereby increase net sales. The Company's advertising budget provides for participation in mall coupon books, flyers distributed in the malls to highlight Welcome Home values, limited local newspaper advertising and certain mailings with vendor participation. Welcome Home will utilize all of these methods in 2000 in an effort to attract the shopper who has come looking for value.

    EFFECTIVE MANAGEMENT INFORMATION SYSTEMS. The Company has implemented a fully integrated retail computer system consisting of inventory control, purchase order management, accounting and general ledger systems This system is currently in use in hundreds of retail chains across the United States and Canada. The systems are designed to provide SKU-level perpetual inventory tracking as well as SKU-level sales tracking. This "core" package was augmented by the purchase of a decision support/marketing system that allows the merchandising and advertising departments the ability to perform strategic promotional advertising by gathering customer purchase information gleaned at the point of sale.

    TARGETED STORE GROWTH. As of December 31, 1999, the Company had 124 stores. Four stores were closed in January 2000 and one store in February 2000, bringing the current store count to 119. In 2000, the Company plans to expand the store group into new conventional mall and outlet mall locations. Management also believes that by moving some current fixturing and taking a low-cost approach to opening these new stores, Welcome Home can accomplish two important goals: first, add sales volume in 2000; and, second, continue the process of improving the store portfolio.


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

    The Company purchases its merchandise from over 75 suppliers. In 1999, the Company's largest supplier accounted for approximately 57% of the Company's merchandise purchases and the Company's ten largest suppliers accounted for approximately 77% of such purchases. The Company has no long-term contracts for the purchase of merchandise. Although the Company's sales are not dependent on any single supplier, there can be no assurance that the Company's operating results would not be adversely affected if any of its ten largest suppliers were unable to continue to fill the Company's orders for such supplier's products.

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

    The Company's distribution center, located in Wilmington, North Carolina, is used to temporarily warehouse merchandise, where it is broken down into individual store orders and shipped directly to store locations. Approximately 33% of the total merchandise mix flows through the Wilmington distribution center and is currently being shipped to the stores on a weekly basis. The distribution center is also used to assemble merchandise that is shipped to new stores for initial stocking upon their opening. Otherwise, all domestically sourced inventory is shipped directly to the stores. This strategy avoids incremental costs associated with maintaining inventory on a centralized basis.


MANAGEMENT

    At all store locations, there is a store manager and an assistant store manager. Depending on the size and sales volume, the store may have one to four additional sales clerks. The store manager is responsible for the overall management and maintenance of the store including sales and receipt of merchandise, record-keeping and reporting, displays, customer service and security. The assistant store manager is equally trained in all of these areas. The store manager reports to a district manager. On average, each district manager has responsibility for 13 stores. As of December 31, 1999 , the Company had nine district managers.


EMPLOYEES

    As of December 31, 1999, the Company had 288 full-time and 635 part-time employees. 145 employees are in managerial positions, with 19 at the central office, and the remainder in store operations. As of December 31, 1999, the labor force in store operations consisted of 888 people, including nine district managers, 126 store managers, 118 assistant store managers and 635 hourly, part-time sales clerks and cashiers. None of the Company's employees are covered by collective bargaining agreements. The Company believes that the dedication of its employees is critical to its retailing success, and that its relations with employees are excellent.


COMPETITION

    Competition is highly intense among specialty retailers, traditional department stores, mass merchant discounters and other high traffic retail locations. The Company competes for customers principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its stores. The Company also competes against other retailers for suitable locations and qualified management personnel. Because of the seasonal nature of its business, competitive factors are most important during the summer and Christmas selling seasons.

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

ITEM 2. PROPERTIES

    The Company had 124 stores with 347,820 square feet as of December 31, 1999, all of which are leased. In most cases, the Company pays a minimum fixed rent plus a contingent rent based on net sales of the store in excess of a certain threshold. Certain of the Company's store leases contain restrictive covenants regarding, among other things, pricing and product offerings, none of which the Company believes have or may have a material adverse effect on the way it conducts its business. The Company currently expects that its policy of leasing rather than owning will continue. The Company's leases generally provide for original lease terms of five or ten years, with renewal options generally for an additional five or seven years at moderately increased rents, generally based upon consumer price indexes. Welcome Home was able to renegotiate most of these leases during the Bankruptcy proceedings. These proceedings resulted in 38 assumed leases and 80 amended leases. Most of the amendments reduced the lease term to a maximum of three years.

    The Company's corporate headquarters, which is also leased, is located in Wilmington, North Carolina and occupies 34,000 square feet, of which 24,000 square feet serves as a distribution center and 10,000 square feet serves as office space. The central warehouse is used to temporarily store merchandise for distribution and used to initially stock new stores upon their opening

    The Company's mix of 124 stores at December 31, 1999 consisted of 31 stores of less than 2,400 square feet, 34 stores of 2,400 - 2,800 square feet, 36 stores of 2,800 - 3,300 and 23 stores of 3,300 - 4,600 plus square feet.


ITEM 3. LEGAL PROCEEDINGS

    On September 28, 1998, the United States Bankruptcy Court for the Southern District of New York approved a Plan of Reorganization (the "Plan") for Welcome Home. The Plan became effective on November 2, 1998 and Jordan Industries purchased the secured and unsecured claims amounting to approximately $6.9 million (excluding all Jordan Industries and Cape Craftsmen claims) for approximately $1.1 million. The Plan also provided that shareholders of the Company would receive shares of a new class of common stock of Welcome Home ("New Common Stock") on a prorated basis. The 500,000 shares of New Common Stock were distributed to owners of Welcome Home's old Common Stock based on the shareholders' percentage of total old Common Stock outstanding excluding old Common Stock held by Jordan Industries.

    The Company is not involved in any other legal proceedings, which are expected to have a material effect on the Company's results of operations or financial condition, nor is it aware of any threatened litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were voted upon during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5 . MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock is traded on the OTC Bulletin Board System operated by the National Association of Securities Dealers, Inc. As of March 20, 1999 there were approximately 60 holders of record of the Company's common stock. The Company believes that the number of beneficial holders of its common stock is substantially higher. The following table sets forth the high and low bid prices of the Company's common stock for each quarter in the two year period ended December 31, 1999. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                           First         Second        Third         Fourth
                          Quarter       Quarter       Quarter       Quarter

1999:
   High bid             $   .75       $   .19          $    **       $    **
   Low bid              $   .05       $   .04*         $    **       $    **

1998:
   High bid             $   .40       $   .19          $   .19       $   .22
   Low bid              $   .03       $   .03          $   .11       $   .13


*The "Old Common Stock" traded under the symbol "WELC" until July 16, 1999. The "New Common Stock" trades under the symbol "WHMI".

**The Company has not been able to obtain reliable prices during these periods due to the stock conversion.

    The Company has not paid dividends since its initial public offering, and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        Year Ended December 31
                                               ----------------------------------------------------------------------
                                                          1999          1998          1997        1996        1995
---------------------------------------------------------------------------------------------------------------------
                                                                (in thousands except per share data)
---------------------------------------------------------------------------------------------------------------------
Net sales                                               $ 56,574    $  54,254     $  62,590    $  81,855    $ 93,166
Gross profit                                              26,448       24,000        23,817       33,121      35,662
Selling, general and administrative expenses
    (excluding depreciation)                              22,200       20,795        25,397       38,757      36,586
Restructuring charges                                          -            -             -        8,106       5,913
Other non-recurring charges                                    -          476             -            -       1,016
Operating income (loss)                                    2,284          537        (3,765)     (15,838)     (9,974)
Interest expense - Jordan Industries                          61           99           234          323         655
Interest expense - other                                     848          885         1,162        1,552         865
Bankruptcy reorganization costs (credits)                    140      (14,750)        1,130            -           -
Provision (benefit) for income taxes (1)                       5           60             -        2,185      (1,190)
Net income (loss)                                       $  1,220    $  14,234     $  (6,266)   $ (20,339)   $(10,449)
Basic and diluted income (loss) per common share (2)    $   0.14    $    1.54     $   (0.75)   $ (2.27)     $  (1.16)
Weighted average number of common shares
   outstanding (2)                                         9,000        9,000         9,000        9,000       9,000

SELECTED OPERATING DATA:

Stores opened during the period                                6            3             0            9          39
Stores closed during the period                                4            5            62           38          13
Number of stores open at period end                          124          122           124          186         215
Total square feet of store space (in thousands)              348          343           350          514         587
Sales per average square foot of total store space (3)  $    163    $     158     $     158    $     144    $    177
Percentage increase (decrease) in
   comparable store sales (4)                                2.2%        (1.6%)         2.4%       (15.7)%      (8.1)%

OTHER OPERATING DATA:
Capital expenditures                                    $    921    $     498     $     134    $   1,638    $  5,021
Depreciation                                               1,964        2,192         2,185        2,096       2,121

BALANCE SHEET DATA:
Working capital (deficiency)                            $    348    $  (2,194)    $ (25,084)    $(18,972)    $(2,154)
Total assets                                              16,428       17,777        18,668       26,314      29,176
Total debt                                                 5,087        6,154         7,556       15,869      11,029
Shareholders' equity (deficiency)                          4,071        2,851       (18,527)     (12,236)      3,627

         (1) Reflects only state income taxes as the Company and Jordan Industries had Federal net operating loss carryforwards during these periods. See Note 7 to the Financial Statements.

         (2) Reflects weighted average outstanding shares retroactively adjusted to reflect the reverse 4.9828 for 1 stock split in 1999 in association with the issuance of the "New Common Stock."

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 119 stores located primarily in factory outlet centers in 36 states. Welcome Home's products, which currently range in price up to $1,500, cover a broad product line of 1,500 to 2,500 SKUs consisting of 11 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. The Company's average sales transaction was approximately $20.52 for the year ended December 31, 1999 as compared to $19.08 for the year ended December 31, 1998.

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

     As of December 31, 1998, accrued restructuring charges consisted of severance for a former employee and estimated costs of closing non-profitable stores. The decrease in the restructuring accrual during 1998 is related primarily to the bankruptcy proceedings and severance payments to a former executive. The company has remaining accrued restructuring charges as of December 31, 1999 of $126 thousand consisting of estimated costs of closing non-profitable stores in 2000. The decrease in the restructuring accrual during 1999 is related to severance payments to a former executive and store closing expenses.

    On January 21, 1997, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. In connection with this bankruptcy proceeding, management closed 38 non-profitable stores in 1996, 62 non-profitable stores in 1997 and five non-profitable stores in 1998. The Bankruptcy Court granted a request by Welcome Home to emerge from the Chapter 11 proceeding on May 19, 1999 and a formal order of closure was issued on July 21, 1999. See "Item 3. Legal Proceedings." The Company also closed four stores in 1999, closed four store in January 2000, closed one store in February 2000, opened three new stores in 1998 and opened six new stores in 2000, bringing it to a core group of 119 stores.

    Approximately 70% - 80% of the Company's merchandise is sourced overseas. These imports are purchased with U.S. dollars and therefore the Company does not engage in any foreign currency hedging activities. Also, of the 124 stores open at December 31, 1999, none were located in a foreign country. Therefore, any exposure to foreign currency exchange rate risks are minimal and are immaterial to the Company's financial statements.

RESULTS OF OPERATIONS

    The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales:
                                                    1999       1998      1997
                                                    ----       ----      ----
Net Sales                                          100.0%     100.0%    100.0%
Cost of Sales                                       53.3       55.8      61.9
Gross Profit                                        46.7       44.2      38.1
Selling, General, and Administrative Expenses
  (Excluding Depreciation)                          39.2       38.3      40.6
Other Non-recurring Charges                          -          0.9       -
Operating Income (Loss)                              4.0        1.0      (6.0)
Interest Expense                                     1.6        1.8       2.2
Bankruptcy Reorganization Costs (Credits)            0.2       27.2       1.8
Provision (Benefit) For Income Taxes                 0.0        0.1       -
Net Income (Loss)                                    2.2%      26.2%    (10.0)%


1999 AS COMPARED WITH 1998

    NET SALES. Net sales for 1999 increased by $2.3 million, or 4.3%, as compared to 1998. This increase reflects an increase in average number of stores opened for 1999 of 122 as compared to 120 in 1998. Net sales on a comparable store basis increased by $1.2 million, or 2.2%. The increase in comparable store sales is attributed to an increase in the average sale per transaction. Despite a 3.1% decline in the Company's number of sales transactions on a same store basis in 1999, the Company increased its average sales transaction to $20.43 in 1999, compared to $19.36 in 1998 on a same store basis.


    GROSS PROFIT. Gross profit for 1999 increased $2.4 million, or 10.2%, as compared to 1998. Gross profit as a percentage of sales increased to 46.7% in 1999 from 44.2% in 1998, due primarily lower markdowns as a percentage of sales and higher initial markups on import products. The cost of markdowns remained the same at $4.0 million for 1999 and 1998. But the markdowns as a percentage of sales decreased to 7.1% in 1999 compared to 7.4% in 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for 1999 increased by $1.4 million, or 6.8%, as compared to 1998, largely as a result of the Company's new store openings. In addition, selling, and administrative expense as a percentage of net sales increased to 39.2% in 1999 as compared to 38.3% in 1998. This increase was due to store expenses of $18.3 million in 1999 as compared to $17.0 million in 1998. The increase in store expenses was due primarily to increased payroll costs and increased costs for rent.

    INTEREST EXPENSE - JORDAN INDUSTRIES. Interest expense to Jordan Industries remained the same at $0.1 million in 1999.

    INTEREST EXPENSE - OTHER. Interest expense - other remained relatively consistent at $0.8 million in 1999 and $0.9 million 1998. See Note 6 of the Financial Statements.

    BANKRUPTCY REORGANIZATION COSTS (CREDITS). The Company recorded $14.8 million of bankruptcy reorganization credits in 1998 compared to $0.1 million of bankruptcy reorganization costs in 1999. These credits represent the adjustments to the pre-petition liabilities in accordance with the provisions of the Plan, netted against $1.0 million of reorganization costs.

    NET INCOME (LOSS). The Company's net income for 1999 was $1.2 million, as compared to net income of $14.2 million in 1998. The decrease in net income of $13.0 million was primarily due to the bankruptcy reorganization credits.


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

    NET INCOME (LOSS). The Company's net income for 1998 was $14.2 million, as compared to a net loss of $6.3 million in 1997. The increase in net income of $20.5 million was primarily due to the bankruptcy reorganization credits.


LIQUIDITY AND CAPITAL RESOURCES

    The Company had a $0.3 million working capital at December 31, 1999 compared to a $2.2 million deficiency at December 31, 1998. The increase in working capital was due primarily to the reduction in the notes payable line of credit of $1.9 million, the reduction of $0.7 million for accrued expenses and the reduction in accounts payable of $0.8 million offset by the increase in notes payable to Jordan Industries of $0.5 million.

    The Company's net cash provided by operating activities for the year ended December 31, 1999 was $1.8 million as compared to net cash used in operating activities of $0.8 million for the fiscal year ended December 31, 1998. The change was primarily due to net income in 1999 of $1.2 million as compared to a loss of $1.5 million prior to considering adjustments to pre-petition liabilities in 1998. The net cash used in investing activities for the year ended December 31, 1998, was $0.5 million as compared to $0.9 million for the same period in 1999, due to higher capital expenditures. The net cash provided by financing activities for the year ended December 31, 1998, was $1.2 million as compared to net cash used of $1.1 million for the same period in 1999 due to net repayments of $1.9 million under the credit facility in 1999 compared to net borrowings of $0.2 million in 1998.

    The Company expects to satisfy its anticipated demands and commitments for cash in the next 12 months primarily from operating activities and borrowings under its credit facility with Fleet Capital Corporation. The terms of this facility are as follows:

    o Borrowing base of $15.0 million of which $4.3 million was outstanding as of December 31, 1999.

    o Commencing on October 29, 1998 and continuing until October 29, 2003.

    o Secured by substantially all assets of the Company.

    o Interest calculated at 1 1/4% above prime.


NET OPERATING LOSS CARRYFORWARDS AND DEFERRED TAX ASSETS

    At December 31,1999, the Company had approximately $34.2 million of net operating loss carryforwards for federal income tax purposes ("NOL's"). See Note 7 of the Financial Statements.

YEAR 2000

    The company successfully completed the conversion of its information technology computer hardware and software and its non-information technology equipment to enable effective functioning on and after January 1, 2000. The total costs for the year 2000 system conversion were $0.1 million.


IMPACT OF INFLATION

    General inflation has had only a minor effect on the operations of the Company and its internal and external sources for liquidity and working capital.


FORWARD-LOOKING STATEMENTS

    This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those arising out of economic, climatic, political, regulatory, competitive and other factors. The forward-looking report in this report are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company's other filings with the U.S. Securities and Exchange Commission and the discussion of "Business Strategy" appearing elsewhere in this report.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's income is affected by changes in short-term interest rates as a result of its borrowings under its credit facility with Fleet Capital Corporation. However, management believes that the Company's exposure to short-term interest rate market risk, which is based on the United States prime interest rate as it relates to its credit facility, is not material.

    As noted in Item 7, exposure to foreign currency exchange rate risks are considered minimal.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements                                                                          Page
Balance Sheets at December 31, 1999 and 1998............................................................13
Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997...........................14
Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997...........................15
Statements of Shareholders' Equity  (Deficiency) for the Years Ended December 31, 1999,
         1998 and 1997..................................................................................16
Notes to Financial Statements...........................................................................17
Report of Independent Auditors..........................................................................25

                               WELCOME HOME, INC.
                                 BALANCE SHEETS

                                                                                     At December 31,
                                                                                 1999               1998
----------------------------------------------------------------------------------------------------------
                                                                                 (in thousands of dollars
                                                                                    except share data)
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                    $     550          $  784
Inventories                                                                     11,479          11,352
Due from affiliates                                                                  -             530
Prepaid and other assets                                                           409              66
----------------------------------------------------------------------------------------------------------
Total Current Assets                                                            12,438          12,732
Property & equipment, net                                                        3,726           4,769
Other assets                                                                       264             276
----------------------------------------------------------------------------------------------------------
Total Assets                                                                   $16,428         $17,777
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank overdraft                                                                 $   792          $1,191
Notes payable - line of credit                                                   4,287           6,154
Note payable to Jordan Industries                                                  533               -
Accounts payable                                                                   362             715
Accounts payable to affiliates                                                   2,375           2,409
Accrued expenses                                                                 3,615           4,010
Accrued restructuring charges                                                      126             447
-----------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                       12,090          14,926
Note payable to Jordan Industries                                                  267               -
Shareholders' equity
Preferred stock, $0.01 par value;
     1,000,000, shares authorized; none issued                                       -               -
Common stock, $0.01 par value;
     13,000,000 shares authorized; 8,500,000 shares issued                           -              85
New common stock, $0.01 par value;
         10,000,000 shares authorized; 9,000,000 shares issued & outstanding        90               -
Additional paid-in capital                                                      15,900          20,790
Retained deficit                                                               (11,919)        (13,139)
-----------------------------------------------------------------------------------------------------------
Subtotal                                                                         4,071           7,736
Less treasury stock, at cost
    (1,046,385 shares)                                                               -           4,885
-----------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                       4,071           2,851
-----------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                     $16,428         $17,777
===========================================================================================================

See Notes to Financial Statements

                               WELCOME HOME, INC.
                            STATEMENTS OF OPERATIONS

                                                                            Years Ended December 31,
                                                                  1999              1998            1997
-------------------------------------------------------------------------------------------------------------------
                                                                (in thousands of dollars except per share data)
-------------------------------------------------------------------------------------------------------------------
Net Sales                                                       $ 56,574          $54,254        $  62,590
Cost of sales                                                     30,126           30,254           38,773
-------------------------------------------------------------------------------------------------------------------
Gross margin                                                      26,448           24,000           23,817
Selling, general and administrative expenses
     (excluding depreciation)                                     22,200           20,795           25,397
Other non-recurring charges                                            -              476                -
Depreciation                                                       1,964            2,192            2,185
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                            2,284              537           (3,765)
Interest expense -Jordan Industries                                   61               99              234
Interest expense - other                                             848              885            1,162
Other (income) expense                                                10                9              (25)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before bankruptcy reorganization costs (credits)
     and  income taxes                                             1,365             (456)          (5,136)
Bankruptcy reorganization costs (credits)                            140          (14,750)           1,130
-------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                    1,225           14,294           (6,266)
Provision for income taxes                                             5               60                -
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $  1,220          $14,234        $  (6,266)
===================================================================================================================

Net income (loss) available to common shareholders              $  1,220          $13,900        $  (6,711)
===================================================================================================================

Basic and diluted income (loss) per common share                $   0.14          $   1.54       $  (0.75)
===================================================================================================================

Weighted average common shares outstanding (in thousands)          9,000            9,000            9,000
===================================================================================================================


See Notes to Financial Statements

                               WELCOME HOME, INC.
                            STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                        1999         1998         1997
-----------------------------------------------------------------------------------------------------------------
                                                                           (in thousands of dollars)
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                      $1,220      $14,234    $  (6,266)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
   Depreciation                                                         1,964        2,192        2,185
   Adjustments to pre-petition liabilities                                  -      (15,780)           -
   Other                                                                   10          476          (98)
Changes in operating assets and liabilities:
   Due from affiliates                                                    530         (530)           -
   Inventories                                                           (127)        (457)       5,396
   Prepaid expenses and other assets                                     (341)         148          408
   Accounts payable                                                      (752)         389         (560)
   Accrued liabilities                                                   (716)        (312)       2,428
   Payables to affiliates                                                 (34)      (1,154)       2,764
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     1,754         (794)       6,257
-----------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities:
Capital expenditures                                                     (921)        (498)        (134)
Other                                                                       -           (9)         122
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities:                                   (921)        (507)         (12)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from advances from Jordan Industries                             800        1,237        1,223
Repayment of advances from Jordan Industries                                -       (1,237)      (1,223)
Proceeds from line of credit                                           59,119       57,906       71,858
Repayments - line of credit                                           (60,986)     (57,712)     (78,021)
Contributed capital                                                         -        1,059            -
Loan fees - line of credit                                                  -          (50)           -
Other                                                                       -           37         (952)
-----------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                    (1,067)       1,240       (7,115)
-----------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                (234)         (61)        (870)
Cash and cash equivalents at beginning of period                          784          845        1,715
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $  550      $   784    $     845
=================================================================================================================
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest - Jordan Industries                                         $   55      $    99     $    234
=================================================================================================================
  Interest - third party                                               $  855      $   885     $  1,137
=================================================================================================================

See Notes to Financial Statements

                               WELCOME HOME, INC.
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                            (in thousands of dollars)

                                Series A
                                Redeemable                      Additional              Retained
                                 Preferred  Preferred  Common    Paid-In   Translation  Earnings   Treasury
                                  Stock       Stock     Stock     Capital   Component   (Deficit)    Stock    Total
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996   $  4,510  $       -    $   85    $  8,832    $  (12)   $ (20,766)  $(4,885)  $(12,236)
Net loss                              -          -         -           -         -       (6,266)        -     (6,266)
Translation component                 -          -         -           -       (25)           -         -        (25)
Accrual of preferred stock
     dividends in arrears           445          -         -           -         -         (445)        -          -
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997      4,955          -        85       8,832       (37)     (27,477)   (4,885)   (18,527)
Net income                            -          -         -           -         -       14,234         -     14,234
Translation component                 -          -         -           -        37            -         -         37
Accrual of preferred stock
     dividends in arrears           334          -         -           -         -         (334)        -          -
Adjustment for bankruptcy
     settlements                 (5,289)         -         -      11,958         -          438         -      7,107
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998          -          -        85      20,790         -      (13,139)   (4,885)     2,851
Issuance of new common stock
     and cancellation of old
     common stock                     -          -         5      (4,890)        -            -     4,885          -
Net income                            -          -         -           -         -        1,220         -      1,220
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999   $      -  $       -    $   90    $ 15,900    $    -    $ (11,919)  $     -   $  4,071
============================================================================================================================


See Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS


1. CHAPTER 11 BANKRUPTCY PROCEEDINGS

    On January 21, 1997, Welcome Home, Inc. (the "Company") filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). In Chapter 11, the Company managed its affairs and operated its business as debtor-in-possession while it developed a reorganization plan that restructured the Company and allowed its emergence from Chapter 11. As a debtor-in-possession in Chapter 11, the Company was not allowed to engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. Liabilities subject to compromise as a result of Chapter 11 primarily included unsecured trade payables and those resulting from the rejection of executory contracts, including leases.

    On September 28, 1998, the Bankruptcy Court approved the Company's Plan of Reorganization (The "Plan"). The Plan was previously approved by the impaired pre-petition creditors and stockholders. Under the Plan, the Company is still a majority-owned subsidiary of Jordan Industries, Inc. ("Jordan Industries"). Upon its legal emergence from Chapter 11, Jordan Industries owns 8.5 million shares of the Company, 0.5 million shares of the stock is being publicly traded and 1.0 million shares is reserved for future issuance. The 0.5 million shares of New Common Stock were distributed on June 18, 1999 to owners of Welcome Home's old common stock based on the shareholders' percentage of total old common stock outstanding excluding old common stock held by Jordan Industries. The Bankruptcy Court granted a request by Welcome Home to emerge from the Chapter 11 proceeding on May 19, 1999 and a formal order of closure was issued on July 21, 1999.

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

    (ii) There is a related party, through common ownership, that received no payments for its unsecured claims, which totaled $9.9 million.

    (iii) Outstanding preferred stock, including cumulative dividends, which amounted to $5.3 million, were repurchased by the Company for $1.

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

    2. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    The Company, which is a majority-owned subsidiary of Jordan Industries is a retailer of gifts, decorative home furnishings and accessories. After the legal emergence from bankruptcy Jordan Industries owns approximately 94% of the Company's outstanding common stock. The Company offers a broad product line of 1,500 - 2,500 Stock Keeping Units categorized into 11 basic groups of merchandise; including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. As of December 31, 1999, the Company operated 124 retail locations in 36 states, all in leased locations. Approximately 97% of the stores are located in outlet malls; accordingly, the Company's results of operations would be significantly impacted by any nationwide trends in customer buying patterns, occupancy expense or other factors affecting these malls.

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

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets. The useful lives of property and equipment for computing book depreciation are five to seven years. For income tax purposes, accelerated depreciation (Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System) methods are used.

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

ADVERTISING COSTS

    The Company expenses advertising costs as incurred on an annual basis. Advertising expense amounted to $40 thousand, $43 thousand and $111 thousand in 1999, 1998, and 1997 respectively.

STORE OPENING COSTS

    Salaries, training and travel costs relating to opening new retail locations are expensed as incurred.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION

    Revenue is recognized upon sales to customers.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which was required to be adopted in years beginning after June 15, 1999. In 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133" ("FAS 137"). FAS 137 deferred the effective date of adoption until all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of FAS 133 will have a significant impact on net income or the financial position of the Company.

RECLASSIFICATIONS

    Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on previously reported net income (loss) or shareholders' equity (deficit).


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

     The Company continued the implementation of the restructuring plan in 1996. In accordance with the plan, the Company recorded a restructuring charge of $8.1 million representing costs of closing 38 stores in 1996, the cost of 62 planned store closings in 1997 and severance to two former executives. The store closing costs, $7.2 million, consist of the write-off of the recorded investment in furniture, fixtures and leasehold improvements at these stores, lease termination costs and other related store closing costs. The severance costs for the two former executives amounted to $873 thousand.

     As of December 31, 1997, accrued restructuring charges consisted of landlord rejection claims on leases for closed stores, estimated costs of closing four stores in 1998 and severance for a former executive. The decrease in the restructuring accrual during 1997 is related primarily to payments made for expenses associated with closing stores totaling $275 thousand and severance payments made to a former executive totaling $225 thousand.

     As of December 31, 1998, accrued restructuring charges consisted of severance for a former employee and estimated costs of closing non-profitable stores. The decrease in the restructuring accrual during 1998 is related primarily to the bankruptcy proceedings and severance payments to a former executive. The company has remaining accrued restructuring charges as of December 31, 1999 of $126 thousand consisting of estimated costs of closing non-profitable stores in 2000. The decrease in the restructuring accrual during 1999 is related to severance payments to a former executive and store closing expenses.


4.  SHAREHOLDERS' EQUITY

SERIES A REDEEMABLE PREFERRED STOCK

     On November 12, 1996, the Company entered into an agreement with Jordan Industries in which the Company issued 4,451,000 shares of a newly designated class of non-voting Series A Redeemable Preferred Stock to Jordan Industries as repayment of $4,451 thousand outstanding under the Subordinated Credit Agreement. The holders of this series of preferred stock were entitled to cumulative annual dividends of 10% of the liquidation value of the stock. The Company recorded an accrual for the preferred stock dividends in arrears of $334 thousand and $445 thousand during the years ended December 31, 1998 and 1997, respectively. No dividends were paid by the Company during 1998 and 1997. The Company could not declare or pay any dividend or distribution on any shares of stock that rank junior to this series of preferred stock as long as any shares of the series were outstanding. Welcome Home paid $1 to the holders of the shares on November 15, 1998 as a part of the Plan, and canceled all Series A Redeemable Preferred Stock.

EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share in accordance with FASB Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE for the years ended December 31. The weighted average number of shares outstanding reflects the issuance of the New Common Stock retroactively to all years presented.

                                                                       1999         1998             1997
                                                                       ----         ----             ----
                                                                               (in thousands)
      Numerator:
         Net income (loss)                                            $1,220      $  14,234      $ (6,266)
         Cumulative preferred stock dividends                              -           (334)         (445)
                                                                      ------      ---------      --------

         Numerator for basic and dilutive earnings per share -
         Income (loss) available to common shareholders               $1,220      $  13,900      $ (6,711)

      Denominator:
         Denominator for basic and dilutive earnings per share -
         Weighted average shares                                       9,000          9,000         9,000
                                                                      ------      ---------      --------
         Basic and diluted income (loss) per share                    $ 0.14      $    1.54      $  (0.75)
                                                                      ======      =========      ========

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                              1999             1998
                                              ----             ----
                                                  (in thousands)

Leasehold improvements                      $ 1,856         $  1,646
Fixtures and equipment                       13,336           13,306
                                            -------           ------
                                             15,192           14,952
Less: accumulated depreciation              (10,584)          (8,787)
Impairment reserve                             (882)          (1,396)
                                            -------         --------
Property and equipment, net                 $ 3,726         $  4,769
                                            =======         ========


6. NOTES PAYABLE

    Subsequent to filing Chapter 11, the Company reached an agreement with Fleet Capital Company ("Fleet") to provide secured debtor-in-possession financing in the form of a credit facility. On October 29, 1998, the Company entered into an Amended and Restated Loan and Security Agreement with Fleet. This agreement allows maximum borrowings of $15.0 million; actual outstandings are based on a borrowing base formula. Initial interest rates are, at the Company's preference, Eurodollar rate plus 3.25% or Fleet's Base Rate plus 1.25%. These rates reduce upon the Company meeting certain operating performance benchmarks. The agreement is secured by essentially all the assets of the Company, and includes covenants standard for this type of financing. In addition, the company pays in availability fees 1/4 of 1% of the unused portion of the $15.0 million revolver balance. It expires October 29, 2003. At December 31, 1999, borrowings outstanding under the Amended and Restated Loan and Security Agreement were $4.3 million and had a weighted average interest rate of 9.8%.

    Simultaneously with the closing of the Amended and Restated Loan and Security Agreement, the Company signed a commitment to enter into an $800 thousand promissory note with Jordan Industries that bears interest at 8.5%. The note calls for monthly payments of interest only through April 30, 2000, and commencing on May 1, 2000, the Company shall pay monthly payments of $66,667 plus accrued interest until paid in full. At December 31, 1999, the Company had an outstanding balance on this note of the full $800 thousand.

    The Company estimates that the fair value of notes payable approximates the carrying value based upon its effective borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the fair value of these amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

7.  INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in thousands):

Current:                            1999             1998              1997
                                    ----             ----              ----
    Federal                       $       -         $       -        $       -
    State and local                       5                60                -
Deferred                                  -                 -                -
                                  ---------         ---------        ---------
    Total                         $       5         $      60        $       -
                                   ========          ========         ========

    The provision (benefit) for income taxes differs from the amount of income tax expense (benefit) computed by applying the United States Federal income tax rate to income (loss) before income taxes. A reconciliation of the differences is as follows (in thousands):

                                                             1999             1998              1997
                                                             ----             ----              ----
Computed statutory tax provision (benefit)                 $     427         $   5,394        $  (2,131)
Increase (decrease) resulting from:
    Increase (decrease) in valuation allowance                 3,240            (5,334)           2,325
    State and local taxes                                         24                 -             (194)
    Change in NOL carryforward                                (3,686)                -                -
                                                           ----------        ---------        ---------
    Provision for income taxes                             $       5         $      60        $       -
                                                            ========          ========         ========

Deferred income taxes at December 31 consist of the following (in thousands):

                                                    1999             1998
                                                    ----             ----
Current deferred tax assets:
    Inventory markdowns                           $     185         $     222
    Other                                               146               141
                                                  ---------         ---------
Total current deferred tax asset                        331               363
Less valuation allowance                               (331)             (363)
                                                  ----------        ----------
Net current deferred tax asset                    $       -         $       -
                                                   ========          ========


                                                    1999             1998
                                                    ----             ----
Noncurrent deferred tax liabilities:
    Excess tax over book depreciation             $     790         $     834
    Other                                               749             1,270
                                                  ----------        ---------
        Total noncurrent deferred tax liabilities     1,539             2,104
                                                  ---------         ---------
Noncurrent deferred tax assets:
    NOL carryforwards                                12,647             9,892
    Writedowns of property and equipment                326               517
    AMT credit carryforward                             213               114
    Other                                               139                95
                                                  ---------         ---------
        Total noncurrent deferred tax assets         13,325            10,618

Net noncurrent deferred tax assets                   11,786             8,514
    Less valuation allowance                        (11,786)           (8,514)
                                                  ----------        ----------
Net noncurrent deferred tax assets                $       -         $       -
                                                   ========          ========

     At December 31, 1999, the Company had a net operating loss carryforward of approximately $34.2 million which begins expiring in 2009 and is available to offset the Company's future taxable income on a stand-alone basis. This net operating loss carryforward was reduced by $15.9 million in 1999 to offset the discharge of indebtedness while under bankruptcy. This amount was excluded from taxable income under I.R.C. Sec. 108.

    The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Based upon the uncertainty of future earnings, management believes it is appropriate to fully reserve the deferred tax asset at December 31, 1999 and 1998.

8.  OPERATING LEASES

    The Company leases its administrative facilities under an operating lease with stipulated annual rentals payable monthly. The Company also leases retail outlet stores under operating leases which generally have initial terms of five to ten years with renewal options usually encompassing five to seven additional years. Retail outlet store leases generally provide for minimum rentals plus contingent rentals for (a) a percentage of sales in excess of stated amounts and
(b) a pro rata share of common area operating expenses. Total rental expense under these operating leases was approximately $4.6 million, $3.9 million and $5.3 million for the years ended December 31, 1999, 1998 and l997, respectively. Contingent rent expense was not material in 1999, 1998 and l997.

      Future minimum lease payments, excluding contingent rentals under noncancelable operating leases with initial or remaining terms of one year or more as of December 31,1999 are as follows:


                                                     (in thousands)

                           2000                       $  4,092
                           2001                          3,155
                           2002                          1,602
                           2003                            989
                           2004                            431
                        Thereafter                         904
                                                   -----------
                                                      $ 11,173
                                                   ===========

9.   OTHER RELATED PARTY TRANSACTIONS

    The Company purchases inventories from Cape Craftsmen, Inc., an affiliate through common ownership. Such purchases amounted to approximately $15.2 million, $14.0 million and $10.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.


10. BENEFIT PLANS

    The Company sponsors a 401(k) savings plan for substantially all employees who meet certain age and service requirements. The Company does not currently match employee contributions to the 401(k) Plan.

11.  STOCK OPTION PLAN

   On September 29,1994, the Company's Board of Directors instituted the Welcome Home, Inc. Stock Option Plan (the "Option Plan"). Under the Option Plan, options to purchase the Company's common stock and stock appreciation rights are granted for the purpose of attracting and motivating key employees and non-employee directors of the Company. All options available for grant were terminated on July 21, 1999 when the Bankruptcy Court granted the Company a formal order of closure.

   Options to purchase the Company's common stock outstanding under the Option Plan were as follows:

                                  Number of Shares              Weighted Average
                         Available for          Awards              Exercise
                             Grant            Outstanding             Price
                             -----            -----------             -----



   December 31, 1996        36,300             263,700              $ 5.65
   Granted                       -                   -                   -
   Exercised                     -                   -                   -
   Terminated               59,200             (59,200)             $ 7.87
                          ------------------------------------------------

   December 31, 1997        95,500             204,500              $ 5.01
   Granted                       -                   -                   -
   Exercised                     -                   -                   -
   Terminated              204,500            (204,500)             $ 5.01
                          ------------------------------------------------


   December 31, 1998       300,000                   -                   -
   Granted                       -                   -                   -
   Exercised                     -                   -                   -
   Terminated             (300,000)                  -              $    -
                          ------------------------------------------------

   December 31, 1999             -                   -              $    -
                          ================================================

   No effect is given to the options outstanding as of December 31, 1997 in computing earnings per share for the years then ended, as their effect is anti-dilutive.

   The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") in 1996. In accordance with FAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and present pro forma net income (loss) and income (loss) per share. The Company estimated the fair value of the options granted during 1996 using a Black-Scholes option pricing model. There were no options granted during 1999, 1998 or 1997. The following assumptions were used:


                               Risk free interest rate    6.70%
                               Dividend yield                0%
                               Volatility factor          .592
                               Expected life                10 years

The Company's pro forma information for the years ended December 31, is as follows:

                                                                  1999              1998             1997
                                                                  ----              ----             ----
                                                                   (in thousands, except per share data)

Pro forma net income (loss) available to common shareholders     $  1,220          $ 13,878        $ (6,826)
Pro forma basic and diluted income (loss) per common share       $    .14          $   1.86        $  (0.92)

12.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth selected financial information for each quarter of the last two years:

                                                                      Year Ended December 31,1999
                                                             (dollars in thousands except per share data)
-------------------------------------------------------------------------------------------------------------------
                                                           First        Second           Third       Fourth
                                                          Quarter       Quarter         Quarter      Quarter
-------------------------------------------------------------------------------------------------------------------
Net sales                                              $   9,459       $11,843        $ 13,966     $  21,306
Gross profit                                           $   4,212       $ 5,563        $  6,701     $   9,972
Net income (loss)                                      $  (1,739)      $  (531)       $    233     $   3,257
Net income (loss) available to common shareholders     $  (1,739)      $  (531)       $    233     $   3,257
Basic and diluted income (loss) per share              $    (0.19)**   $ (0.06)       $   0.03     $    0.36
                                                                      Year Ended December 31,1998
                                                             (dollars in thousands except per share data)
-------------------------------------------------------------------------------------------------------------------
                                                           First        Second          Third        Fourth
                                                          Quarter       Quarter         Quarter      Quarter
-------------------------------------------------------------------------------------------------------------------
Net sales                                              $   9,607       $11,211        $ 12,616     $  20,820
Gross profit                                           $   3,808       $ 5,153        $  5,654     $   9,385
Net income  (loss)                                     $  (2,325)      $  (947)       $   (776)    $  18,282*
Net income (loss) available to common shareholders     $  (2,435)      $(1,058)       $   (887)    $  18,280
Basic and diluted income (loss) per share**            $   (0.27)      $ (0.12)       $  (0.10)    $    2.03

* Net income during the fourth quarter of 1998 included net bankruptcy reorganization credits of $14.8 million relating to the provisions of the Plan.

**Basic and diluted income(loss) per share restated to reflect 9.0 million shares outstanding.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Welcome Home, Inc.

We have audited the accompanying balance sheets of Welcome Home, Inc. and the related statements of operations, shareholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Welcome Home, Inc. at December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                          /s/ Ernst & Young, LLP


Raleigh, North Carolina
February 18, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the current executive officers and directors of the Company.

     NAME                             AGE            POSITION
     ----                             ---            --------
     Thomas H. Quinn                   52            Chairman of the Board and Chief Executive Officer
     John J. Hillmann                  54            President, Director
     Mark S. Dudeck                    42            Vice President, Treasurer and Chief Financial Officer
     John W. Jordan II                 52            Director
     Thomas C. Spielberger             38            Vice President and Secretary
     Gordon L. Nelson, Jr.             42            Vice President and Assistant Secretary

     THOMAS H. QUINN has served as Chairman and Chief Executive Officer of the Company since March 1991. Mr. Quinn has served as President, Chief Operating Officer and a director of Jordan Industries, a privately-held diversified industrial holding company, since 1988. Mr. Quinn is also Chief Executive Officer of Archibald Candy Company and a director of other privately-held companies.

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

     JOHN W. JORDAN II has served as a director of the Company since March 1991. Mr. Jordan is the founder and managing partner of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also a director of Jordan Industries, Carmike Cinemas, Inc., and a director of other privately-held companies.

     THOMAS C. SPIELBERGER has served as the Company's Vice President and Secretary since January 1997. Since 1989, Mr. Spielberger has been employed in various positions by Jordan Industries and has served as the Senior Vice President of Finance and Accounting since January 1998 and Vice President, Controller of Jordan Industries since January 1993. Mr Spielberger is also a Director of Healthcare Holdings, Inc., Lakeshore Staffing, Inc. and Jordan Auto Aftermarket, Inc.

     GORDON L. NELSON, JR. has served as Vice President and Assistant Secretary since January 1997. He is Senior Vice President of Treasury at Jordan Industries. Prior to joining Welcome Home and Jordan Industries, he was a Director at the Bank of Boston from January 1992 through July 1996.

     All of the Company's executive officers and directors, with the exception of Mr. Hillmann, were incumbent in January 1997 when the Company filed a voluntary petition for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. Mr. Jordan was director of Jones Plumbing Systems, Inc. in November 1995 when the company and its wholly owned subsidiary, Jones Manufacturing Company, Inc. (the "Jones Companies"), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Jones Companies' reorganizations were subsequently converted to liquidation proceedings under Chapter 7 of the Bankruptcy Code.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the Company for services rendered during 1999, 1998, and 1997 as applicable, to (i) its chief executive officer, (ii) its three most highly compensated employees at December 31, 1999 who were paid in excess of $100,000 during 1999; and (iii) one individual who were among its four most highly compensated employees during 1999 but no longer are executive officers at December 31, 1999 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                               Annual
                                                            Compensation
                                                      --------------------------



Name and Principal Position                              Salary ($)  Bonus ($)
---------------------------                              ----------  ---------

Thomas H. Quinn (1)                                1999           -            -
Chairman of the Board and Chief Executive Officer  1998           -            -
                                                   1997           -            -


John J. Hillmann (2)                               1999           -      255,000
President                                          1998           -       50,000
                                                   1997           -            -


Mark S. Dudeck                                     1999     115,000       30,000
VP, Treasurer and CFO                              1998     115,000       46,500
                                                   1997     115,000       33,333


Edward J. Kleiger (3)                              1999     154,539            -
Former President and Chief Operating Officer       1998     205,000            -
                                                   1997     205,000            -

Debora A. Williamson                               1999      90,000       20,000
VP, Stores                                         1998      90,000       23,250
                                                   1997      85,000       17,000


(1) Does not reflect compensation paid to Mr. Quinn by Jordan Industries, the Company's majority shareholder. See "Item 13. Certain Relationships and Related Transactions."

(2) Does not reflect compensation paid to Mr. Hillmann by Cape Craftsmen. See "Item 13. Certain Relationships and Related Transactions."

(3) Mr. Kleiger resigned in May 1996. See "Termination Agreement"

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive $8,000 per year for serving as a director of the Company. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors and its committees. The Company did not have any Independent Directors in 1999 therefore the Company did not pay any directors fees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Jordan and Quinn were members of the compensation committee of the Company's Board of Directors during 1999. Mr. Quinn serves as the Chief Executive Officer. Mr. Quinn received no compensation during 1999 from the Company for his service as an officer of the Company. Messrs. Jordan and Quinn are directors of Jordan Industries. Mr. Quinn also serves on its compensation committee. Jordan Industries is the majority shareholder of, and directly and indirectly engages in certain transactions with, the Company. See "Item 13. Certain Relationships and Related Transactions."


TERMINATION AGREEMENT

     In September 1994, simultaneously with the completion of its initial public offering, the Company entered into an employment agreement with Mr. Kleiger. Under the agreement, Mr. Kleiger agreed to serve as the Company's President and Chief Operating Officer for a five-year term at an annual base salary of $190 thousand. The agreement provides for successive one-year extensions unless, 180 days prior to the scheduled expiration date, either the Company or Mr. Kleiger notifies the other of a decision not to extend the agreement. In May 1996, Mr. Kleiger resigned as President and Chief Operating Officer of the Company and, pursuant to the termination provisions of the agreement, will continue to receive payments equal to his base salary through September 1999. The agreement also provides that Mr. Kleiger may not exploit for the benefit of anyone, other than the Company, any Confidential Information (as defined therein) concerning the Company and includes a covenant by Mr. Kleiger not to (i) own or engage in any Competitive Business (as defined therein) which competes with the Company,
(ii) induce or otherwise influence certain persons associated with the Competitive Business to employ certain employees of the Company for a period of two years subsequent to termination of his employment.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 1999 certain information with respect to the number of shares of the Company's common stock beneficially owned by (i) each current director of the Company; (ii) each Named Executive;
(iii) all current directors and executive officers of the Company as a group; and (iv) based on information available to the Company and a review of statements filed with the Securities and Exchange Commission pursuant to Section 13(d) and 13(g) of the Securities Act of 1934, as amended (the "Exchange Act"), each person or entity that beneficially owns more than 5% of the Company's common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares indicated as beneficially owned by them.

                                                                     AMOUNT
                                                                   AND NATURE
                                                                  OF BENEFICIAL    PERCENT OF
NAME OF BENEFICIAL OWNER                                          OWNERSHIP (1)    CLASS (1)
------------------------                                          -------------    ---------

Current Directors and Named Executives
Thomas H. Quinn  (2)                                                   10,000          *
John J. Hillmann   (3)                                                  1,000          *
All directors and executive officers as a group (2 persons)            11,000          *


PRINCIPAL SHAREHOLDER
Jordan Industries, Inc. (2)                                         8,500,000        94.4%

(*) Indicates beneficial ownership of less than 1% of the outstanding shares of the Company's common stock.
(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by any other person listed. As of December 31, 1998, the Company had 7,453,645 shares of common stock outstanding.
(2) Address is Arbor Lake Center, Suite 550, 1751 Lake Cook Road, Deerfield, Illinois, 60015.
(3) Address is c/o Welcome Home, Inc., 309 Raleigh Street, Wilmington, North Carolina 28412.

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


CAPE CRAFTSMEN PURCHASES

     Cape Craftsmen, Inc., an affiliate of Jordan Industries ("Cape Craftsmen") supplies various inventory items to the Company. In 1999, the Company purchased approximately $15.2 million of merchandise from Cape Craftsmen, which represented approximately 57% of the Company's total 1999 merchandise purchases. Management believes that the pricing of inventory items purchased from Cape Craftsmen is comparable to that which the Company would obtain from a non-affiliated supplier, while the payment terms extended by Cape Craftsmen are considerably more favorable to the Company than those likely to be extended by a non-affiliated supplier. The Company expects to continue this relationship with Cape Craftsmen so long as its pricing and terms remain competitive.


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

     Mr. Hillmann receives a bonus from the Company, but no other direct compensation. Rather, Mr. Hillmann receives compensation from Cape Craftsmen in his capacity as its President. Mr. Hillmann's duties to the Company include day-to-day working with Company's executives regarding, among other things, marketing strategy, results of operations, personnel management and financial matters.

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

               (2) Incorporated by reference to the Quarterly Report on
                   Registrant's Form 10-Q for the period ended September 30, 1994 (File No.0-24912).

               (3) Incorporated by reference to the Registrant's Current Report on the Form 8-K filed with the SEC on June 30, 1995.

               (4) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 1999.


(b) Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K on April 14, 1999 to report the confirmation of its Plan of Reorganization which occurred on September 28, 1998.

                               WELCOME HOME, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (in thousands of dollars)

                                                                           Year Ended December 31,

                                                                        1999        1998       1997
                                                                        ----        ----       ----


                   VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

Balance, beginning of period                                          $ 8,877     $14,211    $11,886

Additions charged to income tax expense                                     -           -      2,185

Increase (decrease) related to deferred tax assets                      3,240      (5,334)     2,325
                                                                      --------    -------    -------

Balance, end of period                                                $ 12,117    $ 8,877    $14,211
                                                                      ========    =======    =======


                   ACCUMULATED DEPRECIATION - PROPERTY AND EQUIPMENT
Balance, beginning of period                                          $ 8,787     $ 6,644    $ 5,978

Additions charged to depreciation reserve                               1,964       2,192      2,185

Reductions                                                               (167)        (49)    (1,519)
                                                                      --------     -------   --------

Balance, end of period                                                $10,584     $ 8,787    $ 6,644
                                                                      =======     =======    =======


                      RESTRUCTURING AND IMPAIRMENT RESERVES
Balance, beginning of period                                          $ 1,396     $ 1,396    $ 3,860

Additions charged to restructuring expense                                  -           -      1,833

Reductions                                                               (514)                (2,464)
                                                                      --------    -------    -------

Balance, end of period                                                $   882     $ 1,396    $ 1,396
                                                                      ========    =======    =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th of March, 1999.

                                              WELCOME HOME, INC.


                                              By:   /s/   Mark S. Dudeck
                                                   ----------------------
                                              Name:  Mark S. Dudeck
                                              Title: Vice President, Treasurer
                                                     and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities as of the 29th day of March, 2000.

                Signature                               Title
                ---------                               -----

      /s/   Thomas H. Quinn              Chairman of the Board and Chief Executive Officer
      -------------------------          (Principal Executive Officer)
            Thomas H. Quinn

      /s/   John J. Hillmann             President
      -------------------------
            John  J. Hillmann

      /s/   Mark S. Dudeck               Vice President, Treasurer and Chief Financial Officer
      -------------------------          (Principal Financial and Accounting Officer)
            Mark S. Dudeck

      /s/   John W. Jordan II            Director
      -------------------------
            John W. Jordan II

      /s/   Thomas C. Spielberger        Vice President and Secretary
      --------------------------
            Thomas C. Spielberger

      /s/   Gordon Nelson, Jr.           Vice President and Assistant Secretary
      --------------------------
            Gordon Nelson, Jr.