Form 10-Q
period 2000-04-01
WELCOME HOME INC
filed 2000-05-16
CIK 922817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED APRIL 01, 2000.

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

 As of May 15, 2000, there were 9,000,000 shares of the registrant's common stock outstanding.

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes (X)            No ( )

                                      INDEX



PART  I.  FINANCIAL INFORMATION


ITEM  1.   FINANCIAL STATEMENTS

Balance Sheets as of April 1, 2000 and December 31, 1999......................3


Statements of Operations for the Three Months Ended

    April 1, 2000 and April 3, 1999...........................................4


Statements of Cash Flows for the Three Months Ended

    April 1, 2000 and April 3, 1999...........................................5


Notes to Financial Statements.................................................6



ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................6



PART  II.  OTHER INFORMATION

Signature.....................................................................10

    PART I
    ITEM 1.  FINANCIAL STATEMENTS


                               WELCOME HOME, INC.
                                 BALANCE SHEETS

                                                                                    April 1,      December
                                                                                      2000        31, 1999
                                                                                  ------------- -------------
                                                                                  (Unaudited)    (Audited)
                                                                                  ---------------------------
                                                                                   (in thousands of dollars
                                                                                      except share data)
--------------------------------------------------------------------------------- ---------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                         $    1,157    $      550
Inventories                                                                           13,317        11,479
Prepaid and other assets                                                                 419           409
--------------------------------------------------------------------------------- ------------- -------------
Total Current Assets                                                                  14,893        12,438
Property & equipment, net                                                              3,531         3,726
Other assets                                                                             259           264
--------------------------------------------------------------------------------- ------------- -------------
Total Assets                                                                      $   18,683    $   16,428
================================================================================= ============= =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank overdraft                                                                    $      604    $      792
Note payable - line of credit                                                          8,313         4,287
Note payable to Jordan Industries                                                        733           533
Accounts payable                                                                       1,102           362
Accounts payable to affiliates                                                         2,486         2,375
Accrued expenses                                                                       3,020         3,615
Accrued restructuring charges                                                            126           126
--------------------------------------------------------------------------------- ------------- -------------
Total Current Liabilities                                                             16,384        12,090
Note payable to Jordan Industries                                                         67           267
--------------------------------------------------------------------------------- ------------- -------------
Total liabilities                                                                     16,451        12,357

Shareholders' equity:
Preferred stock, $0.01 par value;
     1,000,000, shares authorized; none issued                                             -             -
Common stock, $0.01 par value;
     13,000,000 shares authorized; 8,500,000 shares issued                                 -             -
New common stock, $0.01 par value;
     10,000,000 shares authorized; 9,000,000 shares issued & outstanding                  90            90
Additional paid-in capital                                                            15,900        15,900
Retained deficit                                                                     (13,758)      (11,919)
--------------------------------------------------------------------------------- ------------- -------------
Total Shareholders' Equity                                                             2,232         4,071
--------------------------------------------------------------------------------- ------------- -------------
Total Liabilities and Shareholders' Equity                                        $   18,683    $   16,428
================================================================================= ============= =============

See Notes to Financial Statements

                               WELCOME HOME, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    April 1,      April 3,
                                                                                      2000          1999
                                                                                  ------------- -------------
                                                                                   (in thousands of dollars
                                                                                    except per share data)
--------------------------------------------------------------------------------- ---------------------------
Net Sales                                                                         $    9,250    $    9,459
Cost of sales                                                                          5,035         5,247
--------------------------------------------------------------------------------- ------------- -------------
Gross margin                                                                           4,215         4,212
Selling, general and administrative expenses
     (excluding depreciation)                                                          5,343         5,178
Depreciation                                                                             516           516
--------------------------------------------------------------------------------- ------------- -------------
Operating loss                                                                        (1,644)       (1,482)
Interest expense - Jordan Industries                                                      11            10
Interest expense - other                                                                 179           194
Other expense                                                                              3             3
--------------------------------------------------------------------------------- ------------- -------------
Loss before bankruptcy reorganization costs
     and  income taxes                                                                (1,837)       (1,689)
Bankruptcy reorganization costs                                                            -            35
--------------------------------------------------------------------------------- ------------- -------------
Loss before provision for income taxes                                                (1,837)       (1,724)
Provision for income taxes                                                                 2            15
--------------------------------------------------------------------------------- ------------- -------------
Net loss                                                                          $   (1,839)   $   (1,739)
================================================================================= ============= =============

Net loss available to common shareholders                                         $   (1,839)   $   (1,739)
================================================================================= ============= =============

Basic and diluted loss per common share                                           $   (0.20)    $    (0.19)
================================================================================= ============= =============

Weighted average common shares outstanding (in thousands)                              9,000         9,000
================================================================================= ============= =============

See Notes to Financial Statements

                               WELCOME HOME, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    April 1,      April 3,
                                                                                      2000          1999
                                                                                  ---------------------------
                                                                                   (in thousands of dollars
                                                                                    except per share data)
--------------------------------------------------------------------------------- ---------------------------
Cash flows from operating activities:
Net loss                                                                          $   (1,839)   $   (1,739)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation                                                                             516           516
Changes in operating assets and liabilities:
     Due from affiliates                                                                   -            (1)
     Inventories                                                                      (1,838)         (629)
     Prepaid expenses and other assets                                                    (5)          (31)
     Accounts payable                                                                    552           145
     Payables to affiliates                                                              111          (518)
     Accrued liabilities                                                                (595)       (1,174)
--------------------------------------------------------------------------------- ------------- -------------
Net cash used in operating activities                                                 (3,098)       (3,431)
--------------------------------------------------------------------------------- ------------- -------------
Cash flows used in investing activities:
Capital expenditures                                                                    (321)         (164)
--------------------------------------------------------------------------------- ------------- -------------
Net cash used in investing activities                                                   (321)         (164)
--------------------------------------------------------------------------------- ------------- -------------
Cash flows from financing activities:
Proceeds from advances from Jordan Industries                                              -           800
Proceeds from line of credit                                                          13,523        13,535
Repayments - line of credit                                                           (9,497)      (10,851)
--------------------------------------------------------------------------------- ------------- -------------
Net cash provided by financing activities                                              4,026         3,484
--------------------------------------------------------------------------------- ------------- -------------
Net increase (decrease) in cash and cash equivalents                                     607          (111)
Cash and cash equivalents at beginning of period                                         550           784
--------------------------------------------------------------------------------- ------------- -------------
Cash and cash equivalents at end of period                                        $    1,157    $      673
================================================================================= ============= =============


Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest - Jordan Industries                                                    $       17    $        3
================================================================================= ============= =============
  Interest - third party                                                          $      169    $      270
================================================================================= ============= =============

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


1. BASIS OF PRESENTATION

The financial statements have been prepared by Welcome Home, Inc. (the "Company" or "Welcome Home") pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31,1999.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods.

Certain 1999 amounts have been reclassified to conform with the 2000 presentation. Such reclassifications had no effect on previously reported net loss or shareholders' equity.

The Company's sales volume has historically varied between quarters based on several factors including the Christmas shopping season and accordingly, the results of operations for the three month period ended April 1, 2000 are not necessarily indicative of annual results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Welcome Home is a specialty retailer of gifts and decorative home furnishings and accessories in North America, with 119 stores located primarily in factory outlet centers in 36 states. Welcome Home stores offer a broad product line of 1,500 to 2,500 Stock Keeping Units ("SKUs") consisting of 11 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products. Welcome Home's products currently range in price up to $1,600, with an average sales transaction of $20.06 for the quarter ended April 1, 2000, as compared to $20.34 for the quarter ended April 3, 1999.

RESULTS OF OPERATIONS

The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales and certain operating statistics of the Company:

                                                         Three Months Ended
                                                       April 1,      April 3,
                                                         2000          1999
                                                    ------------- -------------
Net sales                                               100.0%        100.0%
Cost of sales                                            54.4          55.5
Gross profit                                             45.6          44.5
Selling, general and administrative
     expenses  (excluding depreciation)                  57.8          54.7
Depreciation                                              5.6           5.5
Operating loss                                          (17.8)        (15.7)
Interest expense                                          2.1           2.2
Bankruptcy reorganization costs                           0.0           0.4
Provision for income taxes                                0.0           0.2
Net loss                                                (19.8)%       (18.4)%


OPERATING  STATISTICS:
Stores open at period end                                119            120
Total square feet of store space at
     period end (in thousands)                            336           337
Percentage decrease in
     comparable store sales                              (3.1)         (2.1)



THREE MONTHS ENDED APRIL 1, 2000 AS COMPARED TO THREE MONTHS ENDED APRIL 3, 1999

NET SALES. Net sales for the three months ended April 1, 2000 decreased by $0.2 million or 2.3%, as compared to the three months ended April 3, 1999. This decrease reflects a decline in comparable store sales of 3.1%. The Company showed a decrease in its average sales transaction to $20.18 for the quarter ended April 1, 2000 compared to $20.42 for the quarter ended April 3, 1999 on the same store basis. This comparable store sales decline and the decline in average sales transaction was due primarily to the shift of Easter sales from March in 1999 to April in 2000.

GROSS PROFIT. Gross profit for the quarter ended April 1, 2000 increased $3 thousand, or 0.1%, as compared to the quarter ended April 3, 1999. Gross profit as a percentage of sales increased to 45.6% from 44.5%, due primarily to lower markdowns taken during the first quarter of 2000. The cost of markdowns decreased by 9.2% to $0.7 million for the quarter ended April 1, 2000 compared to $0.8 million for the quarter ended April 3, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the quarter ended April 1, 2000 increased by $0.2 million, or 3.2%, as compared to the quarter ended April 3, 1999, due primarily to additional expenses at six new stores. In addition, selling, and administrative expense as a percentage of net sales increased to 57.8% in the first quarter of 2000 as compared to 54.7% in the first quarter of 1999. This increase was due to the new stores and a decrease in the Company's comparable store sales.

BANKRUPTCY REORGANIZATION COSTS. The Company recorded $35 thousand of bankruptcy fees in the first quarter of 1999 and $0 in 2000. These charges represent the expenses associated with the Chapter 11 bankruptcy proceedings.

INTEREST EXPENSE - OTHER. Interest expense - other remained at $0.2 million for the quarters ended April 1, 2000 and April 3, 1999.

NET LOSS. The Company's net loss for the quarter ended April 1, 2000 was $1.8 million as compared to $1.7 million for the quarter ended April 3, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $1.5 million working capital deficit at April 1, 2000 as compared to $0.3 million working capital at December 31, 1999. The increase in working capital deficit was due primarily to an increase in notes payable - line of credit offset by an increase in inventory.

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


NET OPERATING LOSS CARRYFORWARDS AND DEFERRED TAX ASSETS

At December 31,1999, the Company had approximately $34.2 million of net operating loss carryforwards for Federal and State income tax purposes ("NOL's"). Based on the uncertainty of future earnings, management believes it is appropriate to fully reserve the deferred tax asset.


FORWARD-LOOKING STATEMENTS

This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those arising out of economic, climatic, political, regulatory, competitive and other factors. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company's other filings with the SEC and the discussion of "Business Strategy" appearing in the Company's Annual Report on the Form 10-K for the year ended December 31, 1999.



ITEM 3.  QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II.  OTHER INFORMATION
WELCOME HOME, INC.

          ITEM     1. LEGAL PROCEEDINGS:                                    NONE

          ITEM     2  CHANGES IN SECURITIES AND USE OF PROCEEDS:            NONE

          ITEM     3. DEFAULTS UPON SENIOR SECURITIES:                      NONE

          ITEM     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS:                                              NONE

          ITEM     5. OTHER INFORMATION:                                    NONE

          ITEM     6. EXHIBITS AND REPORTS ON FORM 8-K

          (A)     EXHIBITS:     Financial Data Schedule, Exhibit 27.

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

MAY 15, 2000